Form 10KSB
period 2002-03-31
AUTOCARBON COM INC
filed 2002-08-09
CIK 1157300

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002           Commission File No. 005-78248

                              AUTOCARBON.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                             33-0976805
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

136-M Tenth Street, Ramona, California                            92065
(Address of principal executive offices)                        (Zip Code)

                                 (619) 303-7356
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act :
                    Common Stock, $.0001 Par Value Per Share

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       [X]

Our revenues for our most recent fiscal year were $10,524.

The aggregate market value of the voting stock held by non-affiliates of Autocarbon was $1,697,440 as of August 8, 2002, based on the average bid and asked price of $.20 per share as of that date.

There were 11,829,700 shares of common stock, $.0001 par value, outstanding as of August 8, 2002.

This annual report is being filed pursuant to Rule 15d-2 as promulgated under the Securities Exchange Act of 1934. This annual report only contains financial statements for the period from June 26, 2001(inception) to March 31, 2002.

AUTOCARBON.COM, INC.

TABLE OF CONTENTS

                                                                            PAGE

REPORT OF INDEPENDENT ACCOUNTANT                                             1

FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2002                                  2
         Statement of Operations for the period
              June 26, 2001 (inception) to March 31, 2002                    3
         Statement of Stockholders' Equity for the period
              June 26, 2001 (inception) to March 31, 2002                    4
         Statement of Cash Flows for the period
              June 26, 2001 (inception) to March 31, 2002                    5
         Notes to Financial Statements                                      6-9

   Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                              WOODMERE, NY 11598
                                                                516-569-0520

To the Board of Directors and Stockholders'
     Autocarbon.com, Inc.

I have audited the accompanying balance sheet of Autocarbon.com, Inc. (a development stage company) as of March 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the period from June 26, 2001 (date of inception) to March 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autocarbon.com, Inc. (a development stage company) as of March 31, 2002 and the results of its operations and its cash flows for the period from June 26, 2001 (date of inception) to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from inception that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aaron Stein
Aaron Stein CPA
Woodmere, New York
August 7, 2002


AUTOCARBON.COM, INC.
(A Development Stage Company)
 BALANCE SHEET
MARCH 31, 2002


ASSETS

Current Assets
        Cash and Cash Equivalents                                        $ 168,790
        Accounts Receivable                                                  5,603
                                                                         ----------

              Total current assets                                                    $ 174,393

Fixed Assets
        Computer Software (net of accumulated amortization of $8,575)                    25,725
                                                                                      ----------

                                                                                      $ 200,118
                                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                                                 $  96,187
        Payment for Shares not Issued                                      212,660
        Deferred Revenue                                                    23,129
        Customer Deposits Payable                                           10,524
                                                                         ----------

              Total current liabilities                                               $ 342,500

STOCKHOLDERS' EQUITY
        Common Stock, $.0001 par value,
              100,000,000 shares authorized,
               10,433,200 issued and outstanding                         $   1,043
        Additional  Paid-in Capital                                        282,507
        Deficit Accumulated During the Development Stage                  (425,932)
                                                                         ----------

              Total Stockholders' Equity                                               (142,382)
                                                                                      ----------

                                                                                      $ 200,118
                                                                                      ==========

                          See accompanying notes to financial statements

                                                2

AUTOCARBON.COM, INC.
(A Development Stage Company)
 STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 26, 2001  (DATE OF INCEPTION)
TO MARCH 31, 2002

Revenues                                                           $     10,524

General and Administrative Expenses                                     436,456
                                                                   -------------

Loss Before Provision for
        Income Taxes                                                   (425,932)

Income Tax Expense                                                           --
                                                                   -------------

Net Loss                                                           $   (425,932)
                                                                   =============

Loss Per Share
        Basic                                                      $      (0.04)
                                                                   =============

Weighted Average Number of Shares Outstanding                        10,346,200
                                                                   =============

                 See accompanying notes to financial statements


AUTOCARBON.COM,INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                               Accumulated
                                                                                                 Deficit
                                                                                   Additional   During the
                                                              Common Stock          Paid-In     Development
                                                           Shares       Amount      Capital       Stage          Total
                                                         -----------  -----------  -----------  -----------   -----------

Common stock issued at inception -
     for services rendered                                8,500,000   $      850   $   56,100   $       --    $   56,950

Issuance of common stock - private
     placement July 1 - September 30, 2001                  259,200           26      129,574           --       129,600

Issuance of common stock - private
    private placement - November 1 - November 30, 2001      114,000           11       56,989           --        57,000

Issuance of common stock -
    for services rendered                                 1,500,000          150        9,850           --        10,000

Issuance of common stock -
    for services rendered                                    60,000            6       29,994           --        30,000

Net loss                                                         --           --           --     (425,932)     (425,932)
                                                         -----------  -----------  -----------  -----------   -----------

Balance at March 31, 2001                                10,433,200   $    1,043   $  282,507   $ (425,932)   $ (142,382)
                                                         ===========  ===========  ===========  ===========   ===========

                                      See accompanying notes to financial statements

                                                             4

AUTOCARBON.COM, INC.
(A Development Stage Company)
 STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 26, 2001  (DATE OF INCEPTION)
TO MARCH  31, 2002

Cash Flows from Operating Activities:

        Net Loss                                                      $(425,932)

        Adjustments to reconcile net loss to cash
             used in operating activities
              Issuance of common stock for services                      96,950
              Depreciation                                                8,575
                                                                      ----------

                                                                       (320,407)

        Changes in Assets and Liabilities
              Increase in Accounts Receivable                            (5,603)
              Increase in Accounts Payable                               96,187
              Increase in Deferred Revenue                               23,129
              Increase in Customer Deposits Payable                      10,524
                                                                      ----------

              Net Cash Used in Operating Activities                    (196,170)
                                                                      ----------

Cash Flows from Investing Activities
        Purchase of fixed assets - computer software                    (34,300)
                                                                      ----------

              Net Cash Used in Investing Activities                     (34,300)
                                                                      ----------

Cash Flows from Financing Activities
        Proceeds from issuance of common stock                          186,600
        Payment for shares not issued                                   212,660
                                                                      ----------

              Net Cash Provided by Financing Activities                 399,260
                                                                      ----------

Net increase in cash                                                    168,790

Cash at beginning of period                                                  --
                                                                      ----------

Cash at end of period                                                 $ 168,790
                                                                      ==========

        NON - CASH FINANCING ACTIVITIY:
              Issuance of commom stock for services rendered          $  96,950
                                                                      ==========

                 See accompanying notes to financial statements

                              AUTOCARBON.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
        ----------------------------------------------------------

         ORGANIZATION

         Autocarbon.com, Inc. (the "Company") was incorporated on June 26, 2001 under the laws of the State of Delaware. The Company has adopted March 31 as its fiscal year end.

         BUSINESS

         The Company has entered into a five-year distribution agreement with Rocket Composites Ltd. (Rocket) to market and sell carbon fiber and other composite products manufactured by Rocket. The Companies initial focus will be on marketing and selling after-market carbon composite automotive parts. The Company is not obligated to incur any significant advertising or marketing costs in connection with this distribution agreement nor is it required to maintain any minimum sales levels. It is possible the Company may share in certain tooling costs associated with the manufacturer, Rocket Composites Ltd., on an order-by-order basis. These costs will be expensed as incurred. To date included in General and Administrative expenses are approximately $83,900 of such costs representing funds advanced as an inducement to Rocket to prepare for several potential orders.

         GOING CONCERN CONSIDERATIONS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital until such time the Company becomes profitable. The lack of financial resources and liquidity raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               AUTOCARBON.COM, INC
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        ---------------------------------------------------------------------

         SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES IN FINANCIAL STATEMENTS - Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

         CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and equivalents in the accompanying balance sheet.

         FIXED ASSETS - Fixed assets consists of CAD production software stated at cost. Major expenditures that substantially increase the useful lives are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated amortization are removed from the accounts and resulting gains or losses are included in income. Amortization will be provided on a straight- line basis over the estimated useful lives of the assets.

         DEFERRED REVENUE - Deferred revenue represents amounts received from customers for tooling costs that will be amortized over an estimated number of units delivered pursuant to the customers purchase order.

         CUSTOMER DEPOSITS PAYABLE - Customer deposits payable represents amounts received in error, which were returned subsequent to March 31, 2002.

         INCOME TAXES - Any provision (benefit) for income taxes is computed based on the loss before income tax included in the Statement of Operations. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. At present the Company has a benefit due to a net tax loss carry forward. The benefit has been fully reserved due to the uncertainty of its use. The company as a tax net operating loss of $436,456 may be carried over and unutilized against taxable income over the next 20 years

                              AUTOCARBON.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

         EARNINGS PER COMMON SHARE - Basic earnings per share are computed using the weighted average number of shares outstanding during the year. Basic earnings per share also exclude any dilutive effects of options, warrants and convertible securities. Diluted net loss per share does not include options, warrants or convertible securities, as they would be anti-dilutive.

         WEB SITE DEVELOPMENT COSTS / SOFTWARE ASSET - The Company has not incurred any material costs in the development of a web site or e - commerce Internet portal as of December 31, 2001. Management has elected to treat all web site development costs according to the guidance of the Emerging Issues Task Force (EITF). The EITF recommends following the guidance of Statement of Position 98-1 (Accounting for Costs of Computer Software Developed or Obtained for Internal Use). Under SOP 98-1, software developed for internal use is capitalized during the development stage and amortized over its useful life.

NOTE 2: STOCKHOLDERS' EQUITY
        --------------------

                  Authorized Stock
                  ----------------

         The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share.

                  Private Placement
                  -----------------

         The Company, from July 1, 2001 through September 30, 2001 offered for sale 2,000,000 Units at a value of $0.50 per Unit consisting of one share of common stock and one warrant to purchase one additional share of common stock at a value of $0.25 in a "private placement" pursuant to Regulation D, Rule 506 of the Securities Act of 1933.

         The Company, from November 1, 2001 through November 30, 2001 offered for sale an additional 2,000,000 Units at a value of $0.50 per Unit consisting of one share of common stock and one warrant to purchase one additional share of common stock at a value of $0.25 in a "private placement" pursuant to Regulation D, Rule 506 of the Securities Act of 1933.

                              AUTOCARBON.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 2: STOCKHOLDERS' EQUITY, CONTINUED
        -------------------------------

                  Common Stock Issued for Services
                  --------------------------------

         The Company issued common stock to various individuals and companies (non- employees) in return for services rendered. 8,500,000 shares of common stock along with warrants to acquire an additional 1,875,000 shares of common stock at a value of $0.25 were issued.

         Legal and consulting services valued at $10,000 were paid for with the issuance of 1,500,000 shares of common stock and warrants to acquire an additional 750,000 shares of common stock at a value of $0.25.

         Additionally, $30,000 of marketing, and promotional expenses was paid for with the issuance of 60,000 shares of common stock.

         Pursuant to The Financial Accounting Standards Statement No. 123 (FAS
         123) the Company has determined that the value of the common stock issued is more reliably determined based on the value of the services rendered. All services were provided prior to the Private Placement. The 8,500,000 shares of common stock were valued at $56,950.

         The individuals who are both Officers and Directors received 3,342,500 shares of common stock valued at $22,395, individuals who are solely Directors received 250,000 shares of common stock valued at $1,675, and others who are neither Officer nor Directors received 4,907,500 shares of common stock valued at $32,880.

NOTE 3: SUBSEQUENT EVENTS
        -----------------

         During April, 2002 the Company authorized and issued to Officers and or Directors 4,972,500 shares of common stock as well as 200,000 shares of common stock to others who are neither Officers nor Directors, all of these shares were rescinded on July 26, 2002.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AUTOCARBON.COM, INC.

                                             By: /s/ James Miller
                                             -----------------------------------
                                             James Miller, President

Dated: August 8, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  August 8, 2002                        /s/ James Miller
                                             -----------------------------------
                                             James Miller, Chairman of the Board

Date:  August 8, 2002                        /s/ Kimberly Tate
                                             -----------------------------------
                                             Kimberly Tate, Director

Date:  August 8, 2002                        /s/ Seth Scally
                                             -----------------------------------
                                             Seth Scally, Director

Date:  August 8, 2002                        /s/ Terry Hunt
                                             -----------------------------------
                                             Terry Hunt, Director

                                INDEX TO EXHIBITS

Exhibit Number                      Description
--------------                      -----------

99.1 Certification of the Chief Executive Officer of Autocarbon.com, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.

99.2 Certification of the Chief Financial Officer of Autocarbon.com, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.