Form 10QSB
period 2002-06-30
AUTOCARBON COM INC
filed 2002-08-13
CIK 1157300

         As Filed with the Securities and Exchange Commission on August 13, 2001
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2002

                          COMMISSION FILE NO. 005-78248

                             _______________________

                              AUTOCARBON.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                               33-0976805
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  136-M TENTH STREET, RAMONA, CALIFORNIA 92065
                    (Address of Principal Executive Offices)

                                 (619) 303-7356
                           (Issuer's Telephone Number)

                                 (619) 579-7661
                           (Issuer's Facsimile Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date:

As of August 8, 2002, the registrant had 11,629,700 shares of common stock, $.0001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes ___  No  X

================================================================================

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

AUTOCARBON.COM, INC.

TABLE OF CONTENTS

                                                                            PAGE

REPORT OF INDEPENDENT ACCOUNTANT                                             1

FINANCIAL STATEMENTS (Unaudited)

         Balance Sheet as of June 30, 2002                                   2
         Statement of Operations for the three months
              ended June 30, 2002 and for the period
              June 26, 2001 (inception) to June 30, 2002                     3
         Statement of Stockholders' Deficit for the three
              months ended  June 30, 2002                                    4
         Statement of Cash Flows for the three months
              ended June 30, 2002 and for the period
              June 26, 2001 (inception) to June 30, 2002                     5
         Notes to Financial Statements                                      6-9

   Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                              WOODMERE, NY 11598
                                                                 516-569-0520

To the Board of Directors and Stockholders'
     Autocarbon.com, Inc.

I have reviewed the accompanying balance sheet of Autocarbon.com, Inc. (a development stage company) as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the three months ended June 30, 2002 and for the period from June 26, 2001 (date of inception) to June 30, 2002. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Aaron Stein

Aaron Stein CPA
Woodmere, New York
August 7, 2002


AUTOCARBON.COM, INC.
(A Development Stage Company)
 BALANCE SHEET
JUNE 30, 2002
(Unaudited)

ASSETS

Current Assets
        Cash and Cash Equivalents                                       $   4,111
        Accounts Receivable                                                    --
                                                                        ----------

              Total current assets                                                   $   4,111

Fixed Assets
        Computer Software(net of accumulated amortization of $11,433)                   22,867
                                                                                     ----------

                                                                                     $  26,978
                                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                                                $  38,320
        Payment for Shares not Issued                                      16,200
        Deferred Revenue                                                   23,129
                                                                        ----------

              Total current liabilities                                              $  77,649

STOCKHOLDERS' DEFICIT
        Common Stock, $.0001 par value,
              100,000,000 shares authorized,
               11,518,200 issued and outstanding                        $   1,152
        Additional  Paid-in Capital                                       819,898
        Deficit Accumulated During the Development Stage                 (871,721)
                                                                        ----------

              Total Stockholders' Deficit                                              (50,671)
                                                                                     ----------

                                                                                     $  26,978
                                                                                     ==========

                         See accompanying notes to financial statements

                                                2


AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF OPERATIONS

                                                                Three Months       June 26, 2001
                                                                   Ended          (Inception) to
                                                               June 30, 2002       June 30, 2002
                                                               -------------       -------------
                                                                (Unaudited)         (Unaudited)
Revenues                                                       $         --        $     10,524

General and Administrative Expenses                                 445,789             882,245
                                                               -------------       -------------

Loss Before Provision for
        Income Taxes                                               (445,789)           (871,721)

Income Tax Expense                                                       --                  --
                                                               -------------       -------------

Net Loss                                                       $   (445,789)       $   (871,721)
                                                               =============       =============

Loss Per Share
        Basic                                                  $      (0.04)       $      (0.08)
                                                               =============       =============

Weighted Average Number of Shares Outstanding                    10,609,866          10,522,866
                                                               =============       =============

                          See accompanying notes to financial statements

                                                3


AUTOCARBON.COM,INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS' Deficit
(Unaudited)


                                                                                                Accumulated
                                                                                                 Deficit
                                                                                   Additional   During the
                                                              Common Stock          Paid-In     Development
                                                           Shares       Amount      Capital        Stage          Total
                                                         -----------  -----------  -----------  -----------   -----------

Common stock issued at inception -
     for services rendered                                8,500,000   $      850   $   56,100   $       --    $   56,950

Issuance of common stock - private
     placement July 1 - September 30, 2001                  259,200           26      129,574           --       129,600

Issuance of common stock - private
    private placement - November 1 - November 30, 2001      114,000           11       56,989           --        57,000

Issuance of common stock -
    for services rendered                                 1,500,000          150        9,850           --        10,000

Issuance of common stock -
    for services rendered                                    60,000            6       29,994           --        30,000

Net loss                                                         --           --           --     (425,932)     (425,932)
                                                         -----------  -----------  -----------  -----------   -----------

Balance at March 31, 2002                                10,433,200        1,043      282,507     (425,932)     (142,382)

Common stock subscribed                                     440,000           44      219,956           --       220,000

Issuanc of common stock -
    for services rendered                                   645,000           65      317,435           --       317,500

Net loss                                                         --           --           --     (445,789)     (445,789)
                                                         -----------  -----------  -----------  -----------   -----------

Balance at June 30, 2002                                 11,518,200   $    1,152   $  819,898   $ (871,721)   $  (50,671)
                                                         ===========  ===========  ===========  ===========   ===========

                                      See accompanying notes to financial statements

                                                             4


AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS

                                                               Three Months    June 2, 2001
                                                                   Ended      (Inception) to
                                                               June 30, 2002   June 30, 2002
                                                               -------------   -------------
                                                                (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:

        Net Loss                                               $   (445,789)   $   (871,721)

        Adjustments to reconcile net loss to cash
             used in operating activities
              Issuance of common stock for services                 317,500         414,450
              Depreciation                                            2,858          11,433
                                                               -------------   -------------

                                                                   (125,431)       (445,838)

        Changes in Assets and Liabilities
             (Increase) decrease in:
               Accounts Receivable                                    5,603              --
             Increase (decrease) in:
               Accounts Payable                                     (57,867)         38,320
               Deferred Revenue                                          --          23,129
               Customer Deposits Payable                            (10,524)             --
                                                               -------------   -------------

                  Net Cash Used in Operating Activities            (188,219)       (384,389)
                                                               -------------   -------------

Cash Flows from Investing Activities
        Purchase of fixed assets - computer software                     --         (34,300)
                                                               -------------   -------------

              Net Cash Used in Investing Activities                      --         (34,300)
                                                               -------------   -------------

Cash Flows from Financing Activities
        Proceeds from issuance of common stock                      220,000         406,600
        Payment for shares not issued                              (196,460)         16,200
                                                               -------------   -------------

              Net Cash Provided by Financing Activities              23,540         422,800
                                                               -------------   -------------

Net increase in cash                                               (164,679)          4,111

Cash at beginning of period                                         168,790              --
                                                               -------------   -------------

Cash at end of period                                          $      4,111    $      4,111
                                                               =============   =============

        NON - CASH FINANCING ACTIVITIY:
              Issuance of commom stock for services rendered   $    317,500    $    414,450
                                                               =============   =============

                        See accompanying notes to financial statements

                                              5

                              AUTOCARBON.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                               AUTOCARBON.COM, INC
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                              AUTOCARBON.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                              AUTOCARBON.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

         Consulting services valued at $317,500 were paid for with the issuance of 645,000 shares of common stock.

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

ITEM 2.   PLAN OF OPERATION.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are often, but not always, made through the use of words or phrases such as "will," "will likely result," "expect," "anticipate," "estimate," and believe. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in such statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report, our Annual Report on Form 10-KSB and other reports and documents that we file with the Securities and Exchange Commission.

Autocarbon.com is engaged in the sale and marketing of carbon fiber and composite products. Initially, the Company's focus is on the auto industry and the many different types of components consisting of wheels and other body parts that are used in the production of automobiles. We intend to market and sell products manufactured for the Company by a private company wholly owned, controlled and operated by the Company's Chairman, James Miller. This company, Rocket Composites, Ltd., is located in the United Kingdom and has commenced production. Autocarbon.com was formed to allow outside investors to participate in the distribution of the products manufactured by Rocket Composites, Ltd. The Company has entered into a five-year distribution agreement with Rocket Composites, Ltd.

As of the date hereof, with respect to the on-going advancement of its business opportunities the Company has fulfilled purchase orders for various carbon fiber and composite automobile products with an automobile manufacturer. In addition, the Company is actively seeking potential customers for the purchase of its products.

During the upcoming year, the Company intends to pursue the following actions and strategies with regard to the on-going advancement of its business opportunities:

o it intends to continue to sell automobile products to the automobile manufacture that it currently sells its products to;

o it is currently testing two newly developed products developed from vegetable oil for the marine industry including (i) an anti-fouling coating that is applied to boats in order to prevent the accumulation of various forms of marine life on the underside of the boat and (ii) a sound proofing coating that may be applied to the interior of boats to reduce noise generated from the engine and passing water;

o it is in the process of developing its web site, which will be informational as well as interactive where the Company's customers will have the ability to purchase our products; and

o it is developing a marketing campaign that will focus on the automobile and marine industries.

The Company currently has three employees and it does not expect a significant change in its number of employees. As of the date hereof, it has generated only limited revenue of $10,524 and a net loss of $(871,721) and there is no assurance that the Company will be able to generate further revenue. The Company anticipates having to secure additional capital to meet its on-going requirements and to meet its stated objectives. The Company is in the process of identifying potential investors however, as of the date hereof, the Company has not identified any investors. The Company will need to raise additional funds to commence any meaningful operations. The Company's current cash reserves of approximately $4,000 can satisfy its cash requirements for approximately one month. Any significant capital expenses or increases in operating costs will be dependent on our ability to raise additional capital, debt financing or generate revenue. The Company presently does not have plans for the increase in capital expenditures.

The Company has only a limited operating history and revenues and no earnings from operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital until such time the Company becomes profitable. The lack of financial resources and liquidity raises substantial doubt about its ability to continue as a going concern.

The Company does not currently have any plans for any product research and development.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEMS 2. CHANGES IN SECURITIES.

In April 2002, the Company issued 645,000 shares of common stock to three consultants in consideration for consulting services valued at $317,500. The Company relied on Section 4(2) of the Securities Act of 1993, as amended (the "Act") as the basis of exemption from registration.

In April, 2002, the Company issued 440,000 shares of common stock at the price of $.50 per share to three accredited investors in consideration for $220,000. The Company relied on Section 4(2) of the Act as the basis of exemption from registration.

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K:

(a)  Exhibits.

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

(b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  AUTOCARBON.COM, INC., a Delaware Corporation

Date:  August 13, 2002           By: /s/ James Miller
                                ------------------------------------------------
                                James Miller, Chairman & Chief Executive Officer

Date:  August 13, 2002           By: /s/ Kimberly Tate
                                ------------------------------------------------
                                Kimberly Tate, Chief Financial Officer