Form 10QSB
period 2002-09-30
AUTOCARBON COM INC
filed 2002-11-18
CIK 1157300

       As Filed with the Securities and Exchange Commission on November 18, 2002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                          COMMISSION FILE NO. 005-78248

                             _______________________


                                AUTOCARBON, INC.
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

                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date:

As of November 18, 2002, the registrant had 232,595 shares of common stock, $.0001 par value, issued and outstanding.

Transitional small business disclosure format (check one): Yes [ ]   No [X]

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.



                                AUTOCARBON, INC.



                               TABLE OF CONTENTS
                               -----------------



                                                                           PAGE


FINANCIAL STATEMENTS (Unaudited)

            Balance Sheet as of September 30, 2002                         3
            Statement of Operations for the three months
                 ended September 30, 2002 and for the period
                 June 26, 2001 (inception) to September 30, 2002           4
            Statement of Stockholders' Deficit for
                 the three months ended  September  30, 2002               5
            Statement of Cash Flows for the three months
                 ended September  30, 2002 and for the period
                 June 26, 2001 (inception) to September 30, 2002           6
            Notes to Financial Statements                                  7-11


AUTOCARBON, INC.
(A Development Stage Company)
 BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)


ASSETS

Current Assets
        Cash and Cash Equivalents                                           $         1,856
        Accounts Receivable                                                          28,960
                                                                            ----------------

              Total current assets                                                             $       30,816

Fixed Assets
        Computer Software(net of accumulated amortization of $14,291)                                  53,142
                                                                                               ---------------

                                                                                               $       83,958
                                                                                               ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                                                    $       104,447
        Payment for Shares not Issued                                                 1,200
        Deferred Revenue                                                             44,783
                                                                            ----------------

              Total current liabilities                                                              $150,430

STOCKHOLDERS' DEFICIT
        Common Stock, $.0001 par value,
              100,000,000 shares authorized,
               11,628,200 issued and outstanding                            $         1,163
        Additional Paid-in Capital                                                  847,387
        Deficit Accumulated During the Development Stage                           (915,022)
                                                                            ----------------


              Total Stockholders' Deficit                                                             (66,472)
                                                                                               ---------------


                                                                                               $       83,958
                                                                                               ===============


                                See accompanying notes to financial statements


AUTOCARBON, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF OPERATIONS



                                                Three Months        June 26, 2001
                                                    Ended          (Inception) to
                                             September 30, 2002  September 30, 2002
                                             ------------------  ------------------
                                                 (Unaudited)         (Unaudited)
Revenues                                        $     66,338       $     76,862

General and Administrative Expenses                  109,639            991,884
                                                -------------      -------------

Loss Before Provision for
        Income Taxes                                 (43,301)          (915,022)

Income Tax Expense                                        --                 --
                                                -------------      -------------

Net Loss                                        $    (43,301)      $   (915,022)
                                                =============      =============



Loss Per Share
        Basic                                   $    (0.0041)      $    (0.0868)
                                                =============      =============


Weighted Average Number of Shares Outstanding     10,628,199         10,541,199
                                                =============      =============

                 See accompanying notes to financial statements


AUTOCARBON, INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS' Deficit
(Unaudited)


                                                                                                         Accumulated
                                                                                                          Deficit
                                                                                         Additional      During the
                                                          Common Stock                     Paid-In       Development
                                                             Shares         Amount         Capital         Stage          Total
                                                          -------------  -------------  --------------  -------------  -------------
Common stock issued at inception -
     for services rendered                                   8,500,000   $        850   $      56,100   $          -   $     56,950

Issuance of common stock - private
     placement July 1 - September 30, 2001                     259,200             26         129,574              -        129,600

Issuance of common stock - private
    private placement - November 1 - November 30, 2001         114,000             11          56,989              -         57,000

Issuance of common stock -
    for services rendered                                    1,500,000            150           9,850              -         10,000

Issuance of common stock -
    for services rendered                                       60,000              6          29,994              -         30,000

Net loss                                                       -              -               -             (425,932)      (425,932)
                                                          -------------  -------------  --------------  -------------  -------------

Balance at March 31, 2002                                   10,433,200          1,043          282,507      (425,932)      (142,382)

Common stock subscribed                                        440,000             44         219,956              -        220,000

Issuanc of common stock -
    for services rendered                                      645,000             65         317,435              -        317,500

Net loss                                                             -              -               -       (445,789)      (445,789)
                                                          -------------  -------------  --------------  -------------  -------------

Balance at June 30, 2002                                    11,518,200          1,152         819,898       (871,721)       (50,671)

Common stock subscribed                                         60,000              6          14,994              -         15,000

Exercise of stock options                                       50,000              5          12,495              -         12,500

Net loss                                                             -              -               -        (43,301)       (43,301)
                                                          -------------  -------------  --------------  -------------  -------------

                                                            11,628,200   $      1,163   $     847,387   $   (915,022)  $    (66,472)
                                                          =============  =============  ==============  =============  =============


                                     See accompanying notes to financial statements


AUTOCARBON, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS

                                                                Three Months    June 2, 2001
                                                                    Ended      (Inception) to
                                                                 September 30,   September 30,
                                                                     2002            2001
                                                                  ----------      ----------
                                                                 (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:

        Net Loss                                                  $ (43,301)      $(915,022)

        Adjustments to reconcile net loss to cash
             used in operating activities
              Issuance of common stock for services                      --         414,450
              Depreciation                                            2,858          14,291
                                                                  ----------      ----------

                                                                    (40,443)       (486,281)

        Changes in Assets and Liabilities
             (Increase) decrease in:
               Accounts Receivable                                  (28,960)        (28,960)
             Increase (decrease) in:
               Accounts Payable                                      66,127         104,447
               Deferred Revenue                                      21,654          44,783
                                                                  ----------      ----------

              Net Cash Used in Operating Activities                  18,378        (366,011)
                                                                  ----------      ----------

Cash Flows from Investing Activities
        Purchase of fixed assets - computer software                (33,133)        (67,433)
                                                                  ----------      ----------

              Net Cash Used in Investing Activities                 (33,133)        (67,433)
                                                                  ----------      ----------

Cash Flows from Financing Activities
        Proceeds from issuance of common stock and options           27,500         434,100
        Payment for shares not issued                               (15,000)          1,200
                                                                  ----------      ----------

              Net Cash Provided by Financing Activities              12,500         435,300
                                                                  ----------      ----------

Net increase in cash                                                 (2,255)          1,856

Cash at beginning of period                                           4,111              --
                                                                  ----------      ----------

Cash at end of period                                             $   1,856       $   1,856
                                                                  ==========      ==========


        NON - CASH FINANCING ACTIVITIY:
              Issuance of commom stock for services rendered      $      --       $ 414,450
                                                                  ==========      ==========

                      See accompanying notes to financial statements

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (UNAUDITED)


NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
        ----------------------------------------------------------

            The Financial Statements at September 30, 2002 and for the quarter ended September 30, 2002 and for the period June 26, 2001 (Date of Inception) to September 30, 2002 are unaudited, but in the opinion of management include all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with financial statements and notes in the Corporation's Annual Report for the year ended March 31, 2002.

            ORGANIZATION

            Autocarbon, Inc. (the "Company") was incorporated as Autocarbon.com, Inc. on June 26, 2001 under the laws of the State of Delaware. On November 1, 2002, the Company filed a Certificate of Ownership with the Secretary of State of the State of Delaware whereby the Company merged with its wholly owned subsidiary and amended its Certificate of Incorporation changing its name to Autocarbon, Inc. The Company has adopted March 31 as its fiscal year end.

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

                                 AUTOCARBON, INC
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (UNAUDITED)


NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        ---------------------------------------------------------------------

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

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (UNAUDITED)


NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        ---------------------------------------------------------------------

            INCOME TAXES - Any provision (benefit) for income taxes is computed based on the loss before income tax included in the Statement of Operations. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. At present the Company has a benefit due to a net tax loss carry forward. The benefit has been fully reserved due to the uncertainty of its use. The company as a tax net operating loss of $915,022 may be carried over and unutilized against taxable income over the next 20 years


            EARNINGS PER COMMON SHARE - Basic earnings per share are computed using the weighted average number of shares outstanding during the year. Basic earnings per share also exclude any dilutive effects of options, warrants and convertible securities. Diluted net loss per share does not include options, warrants or convertible securities, as they would be anti-dilutive.

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

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (UNAUDITED)


NOTE 2: STOCKHOLDERS' EQUITY, CONTINUED
        -------------------------------

                        Private Placement

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

                        Common Stock Issued for Services

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

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                               ------------------
                                   (UNAUDITED)


NOTE 2: STOCKHOLDERS' EQUITY, CONTINUED
        -------------------------------

                        Common Stock Issued for Services, Continued

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

                        Reverse Stock Split

            Pursuant to the written consent of a majority of the stockholders dated August 21, 2002, the Company will effect a one-for-fifty reverse stock split of the Company's Common Stock. The reverse stock split was effected on October 4, 2002.

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

Autocarbon, Inc. (the "Company") is engaged in the sale and marketing of carbon fiber and composite products. The Company was incorporated as Autocarbon.com, Inc. on June 26, 2001 under the laws of the State of Delaware. On November 1, 2002, the Company filed a Certificate of Ownership with the Secretary of State of the State of Delaware whereby the Company merged with its wholly owned subsidiary and amended its Certificate of Incorporation changing its name to Autocarbon, Inc. Initially, the Company's focus has been on the auto industry and the many different types of components consisting of wheels and other body parts that are used in the production of automobiles. We are marketing and selling products manufactured for the Company by a private company wholly owned, controlled and operated by the Company's Chairman, James Miller. This company, Rocket Composites, Ltd., is located in the United Kingdom and has commenced production. The Company was formed to allow outside investors to participate in the distribution of the products manufactured by Rocket Composites, Ltd. The Company has entered into a five-year distribution agreement with Rocket Composites, Ltd.

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

The Company currently has three employees and it does not expect a significant change in its number of employees. As of the date hereof, it has generated only limited revenue of $76,862 and a net loss of $(915,022) and there is no assurance that the Company will be able to generate further revenue. For the three months ended September 30, 2002, the Company generated revenue of $66,338 and had a net loss of $(43,301). The Company anticipates having to secure additional capital to meet its on-going requirements and to meet its stated objectives. The Company is in the process of identifying potential investors however, as of the date hereof, the Company has not identified any investors.

The Company will need to raise additional funds to sustain its operations. The Company believes that the funds generated from operations will not be sufficient to fund our operations. As of September 30, 2002, the Company had $1,856 in cash and $28,960 in accounts receivables that could be used in connection with funding of its operations. As of September 30, 2002, approximately 94% of our capital needs are funded from accounts receivables. The Company's continued operations and any significant capital expenses or increases in operating costs will be dependent on our ability to raise additional capital, debt financing or generate revenue. The Company presently does not have plans for the increase in capital expenditures.

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

The Company believes that the impact of inflation on our operations since our inception has not been material.

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEMS 2. CHANGES IN SECURITIES.

On August 21, 2002 a majority of the stockholders of the Company approved a one for fifty reverse stock split whereby each fifty currently outstanding shares of common stock of the Company were converted into one share of common stock of the Company. The reverse stock split was effected on October 4, 2002.

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 21, 2002 a majority of the stockholders of the Company approved a one for fifty reverse stock split whereby each fifty currently outstanding shares of common stock of the Company were converted into one share of common stock of the Company. The reverse stock split was effected on October 4, 2002.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K:

(a)         Exhibits.

            Exhibit Number             Description
            --------------             -----------

            99.1 Certification of the Chief Executive Officer of Autocarbon, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Chief Financial Officer of Autocarbon, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AUTOCARBON, INC., a Delaware Corporation


Date:  November 18, 2002        By: /s/ James Miller
                                    --------------------------------------------
                                James Miller, Chairman & Chief Executive Officer



Date:  November 18, 2002        By: /s/ Kimberly Tate
                                    --------------------------------------------
                                Kimberly Tate, Chief Financial Officer

                                  CERTIFICATION

             I, James Miller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Autocarbon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 18, 2002


/s/James Miller
---------------
Name: James Miller
Title:  Chief Executive Officer

                                  CERTIFICATION

             I, Kimberly Tate, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Autocarbon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 18, 2002


/s/Kimberly Tate
----------------
Name: Kimberly Tate
Title:  Chief Financial Officer