Form 10QSB
period 2002-12-31
AUTOCARBON INC
filed 2003-02-19
CIK 1157300

As Filed with the Securities and Exchange Commission on February 19, 2003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2002

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

     As of February 18, 2003, the registrant had 1,226,115 shares of common stock, $.0001 par value, issued and outstanding.

     Transitional small business disclosure format (check one): Yes ___ No X

================================================================================

                                    PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.

AUTOCARBON, INC.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2002
(Unaudited)

ASSETS

Current Assets
        Cash and Cash Equivalents                                                                   $ -
        Accounts Receivable                                                                           -
                                                                                            --------------
              Total current assets                                                                                    $ -

Fixed Assets
        Computer Software(net of accumulated amortization of $17,149)                                              50,284
                                                                                                            --------------
                                                                                                                 $ 50,284
                                                                                                            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                                                                       $108,838
        Payment for Shares not Issued                                                             1,200
        Deferred Revenue                                                                         44,783
                                                                                            --------------
              Total current liabilities                                                                          $154,821

STOCKHOLDERS' DEFICIT
        Common Stock, $.0001 par value,
              100,000,000 shares authorized,
               232,564 issued and outstanding                                                      $ 23
        Additional  Paid-in Capital                                                             848,527
        Deficit Accumulated During the Development Stage                                       (953,087)
                                                                                            --------------
              Total Stockholders' Deficit                                                                        (104,537)
                                                                                                            --------------
                                                                                                                 $ 50,284
                                                                                                            ==============



                 See accompanying notes to financial statements

AUTOCARBON, INC.
(A Development Stage Company)
 STATEMENT OF OPERATIONS


                                                        Three months        Nine Months        June 26, 2001
                                                            Ended              Ended          (Inception) to
                                                        December 31,        December 31,       December 31,
                                                            2002                2002               2002
                                                         (Unaudited)        (Unaudited)         (Unaudited)

Revenues                                                       $ 43,816           $ 110,154   $        120,678

General and Administrative Expenses                              81,881             191,520          1,073,765
                                                      ------------------ ------------------- ------------------
Loss Before Provision for
        Income Taxes                                            (38,065)            (81,366)          (953,087)

Income Tax Expense                                                    -                   -                  -
                                                      ------------------ ------------------- ------------------
Net Loss                                                      $ (38,065)          $ (81,366)        $ (953,087)
                                                      ================== =================== ==================


Loss Per Share
        Basic                                                 $ (0.1637)          $ (0.3828)         $ (4.5208)
                                                      ================== =================== ==================

Weighted Average Number of
        Common Shares outstanding                               232,564             212,564            210,824
                                                      ================== =================== ==================


                 See accompanying notes to financial statements

AUTOCARBON,INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS' Deficit
(Unaudited)

                                                                                                         Accumulated
                                                                                                          Deficit
                                                                                          Additional     During the
                                                         Common Stock                      Paid-In       Development
                                                            Shares           Amount        Capital         Stage          Total
                                                         --------------      ---------    -----------  --------------  -------------
Common stock issued at inception -
     for services rendered                                    8,500,000          $ 850    $    56,100  $           -   $     56,950
Issuance of common stock - private
     placement July 1 - September 30, 2001                      259,200             26        129,574              -        129,600
Issuance of common stock - private
    private placement - November 1 - November 30, 2001          114,000             11         56,989              -         57,000
Issuance of common stock -
    for services rendered                                     1,500,000            150          9,850              -         10,000
Issuance of common stock -
    for services rendered                                        60,000              6         29,994              -         30,000
Net loss                                                       -               -              -             (425,932)      (425,932)
                                                         --------------      ---------    -----------  --------------  -------------
Balance at March 31, 2002                                    10,433,200          1,043          282,507     (425,932)      (142,382)
Common stock subscribed                                         440,000             44        219,956              -        220,000
Issuanc of common stock -
    for services rendered                                       645,000             65        317,435              -        317,500
Net loss-quarter ended June 30, 2002                                  -              -              -       (445,789)      (445,789)
                                                         --------------      ---------    -----------  --------------  -------------
Balance at June 30, 2002                                     11,518,200          1,152        819,898       (871,721)       (50,671)
Common stock subscribed                                          60,000              6         14,994              -         15,000
Exercise of stock options                                        50,000              5         12,495              -         12,500
Net loss- quarter ended September 30, 2002                            -              -              -        (43,301)       (43,301)
                                                         --------------      ---------    -----------  --------------  -------------
Balance-September 30, 2002                                   11,628,200          1,163        847,387       (915,022)       (66,472)
Effect of reverse stock split                               (11,395,636)        (1,140)         1,140              -              -
Net loss-quarter ended December 30, 2002                              -              -              -        (38,065)       (38,065)
                                                         --------------      ---------    -----------  --------------  -------------
Balance-December 31, 2002                                       232,564           $ 23      $ 848,527      $(953,087)     $(104,537)
                                                         ==============      =========    ===========  ==============  =============


                 See accompanying notes to financial statements

AUTOCARBON, INC.
(A Development Stage Company)
 STATEMENT OF CASH FLOWS

                                                                               Three Months                    June 26, 2001
                                                                                   Ended                       (Inception) to
                                                                             December 31, 2002                December 31, 2002
                                                                                (Unaudited)                      (Unaudited)
                                                                                -------------                    ------------
Cash Flows from Operating Activities:

        Net Loss                                                                   $ (38,065)                    $ (953,087)

        Adjustments to reconcile net loss to cash
             used in operating activities
              Issuance of common stock for services                                        -                        414,450
              Depreciation                                                             2,858                         17,149
                                                                                -------------                    ------------

                                                                                     (35,207)                      (521,488)
        Changes in Assets and Liabilities
             (Increase) decrease in:
               Accounts Receivable                                                    28,960                              -
             Increase (decrease) in:
               Accounts Payable                                                        4,391                        108,838
              Deferred Revenue                                                             -                         44,783
                                                                                -------------                    ------------

              Net Cash Used in Operating Activities                                   (1,856)                      (367,867)
                                                                                -------------                    ------------
Cash Flows from Investing Activities
        Purchase of fixed assets - computer software                                       -                        (67,433)
                                                                                -------------                    ------------
              Net Cash Used in Investing Activities                                        -                        (67,433)
                                                                                -------------                    ------------
Cash Flows from Financing Activities
        Proceeds from issuance of common stock and options                                 -                        434,100
        Payment for shares not issued                                                      -                          1,200
                                                                                -------------                    ------------
              Net Cash Provided by Financing Activities                                    -                        435,300
                                                                                -------------                    ------------
Net increase in cash                                                                  (1,856)                             -

Cash at beginning of period                                                            1,856                              -

Cash at end of period                                                                    $ -                            $ -
                                                                                =============                    ============

        Non - cash financing activitiy:
              Issuance of commom stock for services rendered                             $ -                      $ 414,450
                                                                                =============                    ============


                 See accompanying notes to financial statements

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)


Note 1: Organization, Business and Significant Accounting Policies

     The Financial Statements at December 31, 2002 and for the quarter ended December 31, 2002 and for the period June 26, 2001 (Date of Inception) to December 31, 2002 are unaudited, but in the opinion of management include all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with financial statements and notes in the Corporation's Annual Report for the year ended March 31, 2002.

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

     Business

     The Company is engaged in the sale and marketing of carbon fiber and composite products. The Company's focus has historically been on the auto industry and the many different types of components consisting of wheels and other body parts that are used in the production of automobiles. The Company has marketed and sold products manufactured for the Company by Rocket Composites, Ltd., a privately-owned company which was located in the United Kingdom that was wholly owned, controlled and operated by the Company's Chairman, James Miller, pursuant to a five-year distribution agreement. The distribution agreement with Rocket has been terminated and Rocket has been placed in liquidation. As a result, the Company has had to secure other sources for product manufacturing. In order to do so, the Company has entered into a share exchange agreement with Autocarbon Ltd. and the shareholders of Autocarbon Ltd., pursuant to which the Company has agreed to purchase all of the issued and outstanding capital stock of Autocarbon Ltd. in exchange for an aggregate of 9,447,160 shares of the Company. Autocarbon Ltd. is a privately-owned company located in the United Kingdom, in which James Miller, the Company's Chairman is a minority shareholder. The closing of the Share Exchange was originally anticipated to take place on or about January 20, 2003. The closing has not yet taken place. As a condition to the completion of the transaction, Autocarbon
     Limited agreed to provide the Company with certain documentation, including, but not limited to, historical finacial statements audited in accordance with US GAAP. These conditions have not yet been satisfied. While the parties anticipate closing the transaction in the near fututre, no assurance can be given that they will do so, if at all.

                                 AUTOCARBON, INC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)


Note 1: Organization, Business and Significant Accounting Policies, Continued

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

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)


Note 1: Organization, Business and Significant Accounting Policies, Continued

     Income Taxes - Any provision (benefit) for income taxes is computed based on the loss before income tax included in the Statement of Operations. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. At present the Company has a benefit due to a net tax loss carry forward. The benefit has been fully reserved due to the uncertainty of its use. The company as a tax net operating loss of $953,087 may be carried over and unutilized against taxable income over the next 20 years

     Earnings per Common Share - Basic earnings per share are computed using the weighted average number of shares outstanding during the year. Basic earnings per share also exclude any dilutive effects of options, warrants and convertible securities. Diluted net loss per share does not include options, warrants or convertible securities, as they would be anti-dilutive.

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

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)


Note 2: Stockholders' Equity, Continued

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

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)


Note 2: Stockholders' Equity, Continued

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


Note 3: Subsequent Event

     Private Placement

     The Company, from January 6, 2003 through January 30, 2003 offered for sale 1,000,000 Units at a value of $.05 per unit consisting of one share of common stock and one common stock purchase warrant.

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

Autocarbon, Inc. (the "Company") is engaged in the sale and marketing of carbon fiber and composite products. The Company was incorporated as Autocarbon.com, Inc. on June 26, 2001 under the laws of the State of Delaware. On November 1, 2002, the Company filed a Certificate of Ownership with the Secretary of State of the State of Delaware whereby the Company merged with its wholly owned subsidiary and amended its Certificate of Incorporation changing its name to Autocarbon, Inc. The Company's focus has historically been on the auto industry and the many different types of components consisting of wheels and other body parts that are used in the production of automobiles. The Company has marketed and sold products manufactured for the Company by Rocket Composites, Ltd., a privately-owned company which was located in the United Kingdom that was wholly owned, controlled and operated by the Company's Chairman, James Miller, pursuant to a five-year distribution agreement. The distribution agreement with Rocket has been terminated and Rocket has been placed in liquidation. As a result, the Company has had to secure other sources for product manufacturing. In order to do so, the Company has entered into a share exchange agreement with Autocarbon Ltd. and the shareholders of Autocarbon Ltd., pursuant to which the Company has agreed to purchase all of the issued and outstanding capital stock of Autocarbon Ltd. in exchange for an aggregate of 9,447,160 shares of the Company. Autocarbon Ltd. is a privately-owned company located in the United Kingdom, in which James Miller, the Company's Chairman is a minority shareholder. The closing of the Share Exchange was originally anticipated to take place on or about January 20, 2003. The closing has not yet taken place. As a condition to the completion of the transaction, Autocarbon Limited agreed to provide the Company with certain documentation, including, but not limited to, historical finacial statements audited in accordance with US GAAP. These conditions have not yet been satisfied. While the parties anticipate closing the transaction in the near fututre, no assurance can be given that they will do so, if at all.


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

The Company currently has three employees and it does not expect a significant change in its number of employees. As of the date hereof, it has generated only limited revenue of $120,678 and a net loss of $(953,087) and there is no assurance that the Company will be able to generate further revenue. For the three and nine months ended December 31, 2002, the Company generated revenue of $43,816 and $110,154 and had a net loss of $(38,065) and ($81,366), respectively. The Company anticipates having to secure additional capital to meet its on-going requirements and to meet its stated objectives. The Company is in the process of identifying potential investors however, as of the date hereof, the Company has not identified any investors.

The Company will need to raise additional funds to sustain its operations.
The Company believes that the funds generated from operations will not be sufficient to fund our operations. As of December 31, 2002, the Company had no cash and accounts receivables that could be used in connection with funding of its operations. As of December 31, 2002, none of our capital needs are funded from accounts receivables. The Company's continued operations and any significant capital expenses or increases in operating costs will be dependent on our ability to raise additional capital, debt financing or generate revenue. The Company presently does not have plans for the increase in capital expenditures.

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

Item 3.  Controls and Procedures

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings.

None.

Items 2.          Changes in Securities.

None.

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

(b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AUTOCARBON, INC., a Delaware Corporation


Date:  February 19, 2003                             By: /s/ James Miller
                                                     James Miller, Chairman &
                                                     Chief Executive Officer



Date:  February 19, 2003                             By: /s/ Kimberly Tate
                                                     Kimberly Tate, Chief
                                                     Financial Officer

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

February 19, 2003


/s/James Miller
Name: James Miller
Title: Chief Executive Officer

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

February 19, 2003

/s/Kimberly Tate
Name: Kimberly Tate
Title: Chief Financial Officer