Form 10QSB
period 2003-06-30
AUTOCARBON INC
filed 2004-04-23
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended: June 30, 2003
                        Commission file number: 005-78248

                                AUTOCARBON, INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                          33-0976805
        (State or other jurisdiction of    (IRS Employee Identification No.)
        incorporation or organization)

                126 E. 83rd Street, Suite 1B, New York, NY 10028
                    (Address of principal executive offices)

                                 (212) 717-4254
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X  ]       No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $0.0001 par value          42,454,456
   (Class)                                   (Outstanding as of March 31, 2004)

                                AUTOCARBON, INC.
                                   FORM 10-QSB
                                  June 30, 2003

                                      INDEX

                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets.......................................F-2
         Consolidated Statements of Operations.............................F-3
         Consolidated Statements of Cash Flows.............................F-4
         Consolidated Statements of Stockholders' Equity...................F-5
         Notes to Consolidated Financial Information.......................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation.........3

Item 3   Controls and Procedures...........................................9


Part II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................10

Item 2. Changes In Securities..............................................10

Item 3. Defaults Upon Senior Securities....................................10

Item 4. Submission Of Matters To A Vote Of Security Holders................10

Item 5.  Other Information.................................................10

Item 6.  Exhibits and Reports on Form 8-K..................................10

Signatures.................................................................11

Certifications.............................................................12

AUTOCARBON, INC.



TABLE OF CONTENTS

                                                                      PAGE

 REPORT OF INDEPENDENT ACCOUNTANT                                     F-1


FINANCIAL STATEMENTS

         Balance Sheet as of June 30, 2003                            F-2
         Statement of Operations for the three months ended
               June 30, 2003 and 2002 and for the period
              June 26, 2001 (inception) to June 30, 2003              F-3
  Statement of Stockholders' Deficit for the three
               months ended  June 30, 2003                            F-4
         Statement of Cash Flows for the three months ended
               June  30, 2003 and 2002 and for the period
              June 26, 2001 (inception) to June 30, 2003              F-5
         Notes to Financial Statements                                F-6-10

PART I:  FINANCIAL INFORMATION

 Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                           981 ALLEN LANE
                                                            P.O. BOX 406
                                                         WOODMERE, NY 11598
                                                            516-569-0520




To the Board of Directors and Stockholders'
     Autocarbon, Inc.



I have reviewed the accompanying balance sheet of Autocarbon, Inc. (a development stage company) as of June 30, 2003 and the related statements of operations, stockholders' deficit and cash flows for the three months ended June 30, 2003 and for the period from June 26, 2001 (date of inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of person responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modicfications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Aaron Stein CPA
Woodmere, New York
April 1, 2004

AUTOCARBON,  INC.
(A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS

Current Assets
        Cash and Cash Equivalents                          $        25
                                                           -----------

               Total current assets                        $        25
                                                           -----------

                                                           $        25
                                                           ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts Payable - Discontinued Operations         $   129,090
        Payment for Shares not Issued                            1,200
                                                           -----------

               Total current liabilities                   $   130,290

STOCKHOLDERS' DEFICIT
        Common Stock, $.0001 par value,
               100,000,000 shares authorized,
                1,278,935 issued and outstanding           $       128
        Additional  Paid-in Capital                            921,344
        Deficit Accumulated During the Development Stage    (1,051,737)
                                                           -----------


               Total Stockholders' Deficit                    (130,265)
                                                           -----------

                                                           $        25
                                                           ===========

                 See accompanying notes to financial statements

AUTOCARBON,  INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF OPERATIONS


                                                                                                         June 26, 2001
                                                                Three Months        Three Months         (Inception) to
                                                                   Ended                Ended               June 30,
                                                               June 30, 2003        June 30, 2002             2003
                                                             ------------------- -------------------- ---------------------
                                                                (Unaudited)
(Unaudited) (Unaudited)

Revenues                                                                    $ -                  $ -   $                 -

General and Administrative Expenses                                           -                    -                     -
                                                                   ------------         ------------          ------------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $ -0-                                  -                    -                     -
                                                                   ------------         ------------          ------------

Discontinued Operations,  Net of Income
     Taxes of $-0-                                                       (9,129)            (445,789)           (1,015,915)

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                                        9,400                    -                35,822
                                                                   ------------         ------------          ------------


Net Loss                                                              $ (18,529)          $ (445,789)         $ (1,051,737)
                                                                   ============         ============          ============

Loss Per Share
     Basic                                                            $ (0.0136)           $ (2.1008)            $ (0.7747)
                                                                   ============         ============          ============

Weighted Average Number of
     Common Shares outstanding                                        1,357,677              212,197             1,357,677
                                                                   ============         ============          ============


                 See accompanying notes to financial statements

                                       F-3
AUTOCARBON.COM,INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

                                                                                               Accumulated
                                                                                                 Deficit
                                                                                Additional      During the
                                                  Common Stock                    Paid-In      Development
                                                   Shares            Amount       Capital         Stage             Total
                                                  -----------    -----------    -----------    -----------    -----------

Common stock issued at inception -
     for services rendered                            170,000    $        17    $    56,933              $       -$56,950
Issuance of common stock - private
     placement July 1 - September 30, 2001              5,185              1        129,599             --        129,600
Issuance of common stock - private
     placement - November 1 - November 30, 2001         2,280             --         57,000             --         57,000
Issuance of common stock -
    for services rendered                              30,000              3          9,997             --         10,000
Issuance of common stock -
    for services rendered                               1,200             --         30,000             --         30,000
Net loss - year ended March 31, 2002                       --             --             --       (425,932)      (425,932)
                                                  -----------    -----------    -----------    -----------    -----------
Balance - March 31, 2002                              208,665             21        283,529       (425,932)      (142,382)
Common stock issued                                     8,800              1        219,999             --        220,000
Issuanc of common stock -
    for services rendered                              12,900              1        317,499             --        317,500
Common stock issued                                     1,200             --         15,000             --         15,000
Exercise of stock options                               1,000             --         12,500             --         12,500
Issuance of common stock - private
    placement - January 6 - January 30, 2003          993,520             99         49,577             --         49,676
Net loss-year ended March 31, 2003                         --             --             --       (607,276)      (607,276)
                                                  -----------    -----------    -----------    -----------    -----------
Balance-March 31, 2003                              1,226,085            122        898,104     (1,033,208)      (134,982)
Issuance of common stock-
    for services rendered                              25,000              3         13,243             --         13,246
Common stock issued                                   200,000             20          9,980             --         10,000
Rescission of common stock                           (172,150)           (17)            17
Net loss-quarter ended June 30, 2003                       --             --             --        (18,529)       (18,529)
                                                  -----------    -----------    -----------    -----------    -----------

                                                    1,278,935    $       128    $   921,344    $(1,051,737)   $  (130,265)
                                                  ===========    ===========    ===========    ===========    ===========


                 See accompanying notes to financial statements


AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS
                                                                                                         June 26, 2001
                                                                 Three Months        Three Months       (Inception) to
                                                                    Ended                Ended             June 30,
                                                                June 30, 2003        June 30, 2002           2003
                                                               -----------------   ------------------   ----------------

(Unaudited) (Unaudited) (Unaudited)

Cash Flows from Operating Activities:

        Net Loss From Discontinued Operations                         $ (18,529)          $ (445,789)      $ (1,051,737)

        Adjustments to reconcile net loss to cash
             used in operating activities
               Issuance of common stock for services                     13,246              317,500            427,696
               Depreciation                                                   -                2,858              8,575
                                                               -----------------   ------------------   ----------------

                                                                         (5,283)            (125,431)          (615,466)

        Changes in Assets and Liabilities
             (Increase) decrease in:
                Accounts Receivable                                           -                5,603                  -
             Increase (decrease) in:
                Accounts Payable                                         (4,976)             (57,867)           129,090
               Deferred Revenue                                               -                    -                  -
               Customer Deposits Payable                                      -              (10,524)                 -
                                                               -----------------   ------------------   ----------------


               Net Cash Used in Operating Activities                    (10,259)            (188,219)          (486,376)
                                                               -----------------   ------------------   ----------------

Cash Flows from Investing Activities
        Purchase of fixed assets - computer software                          -                    -            (34,300)
        Write-off of net assets of discontinued -
             operation                                                        -                    -             25,725
                                                               -----------------   ------------------   ----------------

               Net Cash Used in Investing Activities                          -                    -             (8,575)
                                                               -----------------   ------------------   ----------------

Cash Flows from Financing Activities
        Proceeds from issuance of common stock and options               10,000              220,000            493,776
        Payment for shares not issued                                         -             (196,460)             1,200
                                                               -----------------   ------------------   ----------------

               Net Cash Provided by Financing Activities                 10,000               23,540            494,976
                                                               -----------------   ------------------   ----------------

Net increase in cash                                                       (259)            (164,679)                25

Cash at beginning of period                                                 284              168,790                  -
                                                               -----------------   ------------------   ----------------

Cash at end of period                                                      $ 25              $ 4,111               $ 25
                                                               =================   ==================   ================


                 See accompanying notes to financial statements

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Autocarbon, Inc. (formerly Autocarbon.com, Inc.) (the "Company") was incorporated on June 26, 2001 under the laws of the State of Delaware as Autocarbon.com, Inc. On October 25, 2002 Autocarbon, Inc. was incorporated under the laws of the State of Delaware and became a wholly owned subsidiary of Autocarbon.com, Inc. and was merged into Autocarbon.com, Inc. on October 28, 2002. The surviving corporation, Autocarbon.com, Inc. changed its name to Autocarbon, Inc.

      Business

      The Company is engaged in the sale and marketing of carbon fiber and composite products. The Company's focus has historically been on the auto industry and the many different types of components consisting of wheels and other body parts that are used in the production of automobiles. The Company has marketed and sold products manufactured for the Company by Rocket Composites, Ltd., a privately owned company that was located in the United Kingdom that was wholly owned, controlled and operated by the Company's Chairman, James Miller, pursuant to a five-year distribution agreement. The distribution agreement with Rocket has been terminated and Rocket has been placed in liquidation. As a result, the Company has had to secure other sources for product manufacturing. In order to do so, the Company had entered into a share exchange agreement with Autocarbon Ltd. and the shareholders of Autocarbon Ltd., pursuant to which the Company had agreed to purchase all of the issued and outstanding capital stock of Autocarbon Ltd. in exchange for an aggregate of 9,447,160 shares of the Company. Autocarbon Ltd. is a privately owned company located in the United Kingdom, in which James Miller; the Company's Chairman is a minority shareholder. Due to Autocarbon Ltd's inability to fulfill the terms of the share exchange agreement on March 22, 2004, the Directors of the Company have deemed this transaction null and void. As A result of the aforementioned facts the Company has determined to discontinue virtually all of its operations and will seek to effectuate an acquisition or merge into another business entity. The Company is presently negotiating settlement agreements with all of its creditors.

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      Going concern considerations

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital until such time the Company becomes profitable or effectuates a merger or acquisition by or into a profitable company. The lack of financial resources and liquidity raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      INCOME TAXES - Any provision (benefit) for income taxes is computed based on the loss before income tax included in the Statement of Operations. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. At present the Company has a benefit due to a net tax loss carry forward. The benefit has been fully reserved due to the uncertainty of its use. The company has a tax net operating loss of $1,033,208 that may be carried over and utilized against taxable income in future years.

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

      Private Placement

      The Company, from July 1, 2001 through September 30, 2001 offered for sale 40,000 Units at a value of $0.50 per Unit consisting of one share of common stock and one warrant to purchase one additional share of common stock at a value of $0.25 in a "private placement" pursuant to Regulation D, Rule 506 of the Securities Act of 1933.

      The Company, from November 1, 2001 through November 30, 2001 offered for sale an additional 40,000 Units at a value of $0.50 per Unit consisting of one share of common stock and one warrant to purchase one additional share of common stock at a value of $0.25 in a "private placement" pursuant to Regulation D, Rule 506 of the Securities Act of 1933.

      The Company, from January 6, 2003 through January 30, 2003 offered for sale 20,000 Units at a value of $.05 per unit consisting of one share of common stock and one common stock purchase warrant.

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2: STOCKHOLDERS' EQUITY, CONTINUED


      Common Stock Issued for Services

      The Company issued common stock to various individuals and companies (non-employees) in return for services rendered. 170,000 shares of common stock along with warrants to acquire an additional 37,500 shares of common stock at a value of $0.25 were issued. On March 22, 2004 172,150 shares of post reverse split shares were rescinded.

      The Company has determined that the value of the common stock issued is more reliably determined based on the value of the services rendered. All services were provided prior to the Private Placement. The 170,000 shares of common stock were valued at $56,950.

      Legal and consulting services valued at $10,000 were paid for with the issuance of 30,000 shares of common stock and warrants to acquire an additional 15,000 shares of common stock at a value of $0.25.

      Additionally, $30,000 of marketing, and promotional expenses was paid for with the issuance of 1,200 shares of common stock.

      Consulting services valued at $317,500 were paid for with the issuance of 12,900 shares of common stock.

      The Company issued 200,000 shares of common stock to consultants for $10,000 during the quarter ended June 30, 2003.

      Consulting services valued at $13,246 were paid for with the issuance of 25,000 shares of common stock during the quarter ended June 30, 2003.

                                AUTOCARBON, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2: STOCKHOLDERS' EQUITY, CONTINUED

      Common Stock Issued for Services, Continued

      Individuals who were both Officers and Directors received 66,850 shares of common stock valued at $22,395, individuals who were solely Directors received 5,000 shares of common stock valued at $1,675, and others who are neither Officer nor Directors received 98,150 shares of common stock valued at $32,880.

      Reverse Stock Split

      Pursuant to the written consent of a majority of the stockholders dated August 21, 2002, the Company effected a one-for-fifty reverse stock split of the Company's Common Stock. All per share amounts have been retroactively restated for the effect of this reverse split. All information pertaining to shares issued pursuant to a private placement or for services has been retroactively restated as well.


NOTE 3: SUBSEQUENT EVENT

      On January 26, 2004 the Board of Directors by unanimous consent elected a new President and appointed a new Secretary of the Company.

      On January 19, 2004 the Company entered into a stock purchase agreement and plan of reorganization to acquire all of the issued and outstanding shares of New Concept Nutriceuticals, Inc. (NCN) in a transaction intended to qualify as a tax-free exchange pursuant to section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. NCN will be a wholly owned subsidiary.

      On February 15, 2004 two members of the Board of Directors resigned their respective positions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW
Autocarbon, Inc. (formerly Autocarbon.com, Inc.) (the "Company") was incorporated on June 26, 2001 under the laws of the State of Delaware as Autocarbon.com, Inc. On October 25, 2002 Autocarbon, Inc. was incorporated under the laws of the State of Delaware and became a wholly owned subsidiary of Autocarbon.com, Inc. and was merged into Autocarbon.com, Inc. on October 28, 2002. The surviving corporation, Autocarbon.com, Inc. changed its name to Autocarbon, Inc.

         Business
The Company is engaged in the sale and marketing of carbon fiber and composite products. The Company's focus has historically been on the auto industry and the many different types of components consisting of wheels and other body parts that are used in the production of automobiles. The Company has marketed and sold products manufactured for the Company by Rocket Composites, Ltd., a privately owned company that was located in the United Kingdom that was wholly owned, controlled and operated by the Company's Chairman, James Miller, pursuant to a five-year distribution agreement. The distribution agreement with Rocket has been terminated and Rocket has been placed in liquidation. As a result, the Company has had to secure other sources for product manufacturing. In order to do so, the Company had entered into a share exchange agreement with Autocarbon Ltd. and the shareholders of Autocarbon Ltd., pursuant to which the Company had agreed to purchase all of the issued and outstanding capital stock of Autocarbon Ltd. in exchange for an aggregate of 9,447,160 shares of the Company. Autocarbon Ltd. is a privately owned company located in the United Kingdom, in which James Miller; the Company's Chairman is a minority shareholder. Due to Autocarbon Ltd's inability to fulfill the terms of the share exchange agreement on March 22, 2004, the Directors of the Company have deemed this transaction null and void. As a result of the aforementioned facts the Company has determined to discontinue virtually all of its operations and will seek to effectuate an acquisition or merge into another business entity. The Company is presently negotiating settlement agreements with all of its creditors.

PRIOR TRANSACTIONS:
On January 3, 2003, Autocarbon, Inc. (the "Company") entered into a Share Exchange Agreement with Autocarbon Limited, a United Kingdom registered company, pursuant to which the Company has agreed to purchase all of the issued and outstanding capital stock of Autocarbon Limited in exchange for an aggregate of 9,447,160 shares of common stock of the Company. The Share Exchange Agreement contemplated that the closing of the Share Exchange Agreement would take place on or about January 20, 2003. That closing date was subsequently postponed until April 16, 2003. Autocarbon Limited agreed to provide the Company with historical financial statements audited in accordance with US GAAP (the "Financial Statements"). Both parties agree to amend the Share Exchange Agreement to provide that the closing of the Share Exchange Agreement shall occur upon receipt by the Company of the Financial Statements. On April 16, 2003, Autocarbon Limited delivered to the Company the Financial Statements and the Share Exchange Agreement was closed on the same date. Subsequent thereto, on or about October 16, 2003, the Registrant declared the Agreement null and void because the Registrant was unable to obtain the cooperation of Autocarbon Limited in auditing the previously delivered financial statements in accordance with US GAAP.

SUBSEQUENT TRANSACTIONS
On January 26, 2004 the Board of Directors by unanimous consent elected a new President and appointed a new Secretary of the Company.

On January 19, 2004 the Company entered into a stock purchase agreement and plan of reorganization to acquire all of the issued and outstanding shares of New Concept Nutriceuticals, Inc. (NCN) in a transaction intended to qualify as a tax-free exchange pursuant to section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. NCN will be a wholly owned subsidiary.

On February 15, 2004 two members of the Board of Directors resigned their respective positions, and Simon Thurlow was appointed the Sole Director.

Equipment and Employees
As of March 31, 2003, we had no operating business and thus no equipment and no employees, other than our former Officers and Directors, who did not receive salaries. Likewise, Mr. Thurlow, the new sole Executive President/Financial Officer of the Company, do not receive any salary. We do not intend to develop our own operating business but instead plan to merge with another company.

RESULTS OF OPERATIONS
During the first quarter of the Registrant's fiscal year, ending September 30, 2003, the Registrant did not have an operating unit. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.

LIQUIDITY AND FINANCIAL RESOURCES
The Company incurred a smaller net loss of $(18,529) for the quarter ended June 30, 2003 and for the quarter ended June 30, 2002, incurred a net loss of $(445,789), as a result of discontinued operations. As of June 30, 2003, current liabilities exceeded current assets by $(130,265).

These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

RISK FACTORS
Much of the information included in this statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

We Have No Operating History or Basis for Evaluating Prospects
         We were incorporated in June 2001 and we have currently have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. Our President/Chief Financial Officer, Simon Thurlow, was only appointed in January 2004 and has had a minimal period of time to evaluate the Company's merger prospects. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities and searching for merger targets.

We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern
         We have limited resources, no revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended March 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

We Will Be Able to Effect At Most One Merger, and Thus May Not Have a Diversified Business
         Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions
      Our ability to effect a merger will be dependent upon the efforts of our President/Financial Officer and sole director, Simon Thurlow. Notwithstanding the importance of Mr. Thurlow, we have not entered into any employment agreement or other understanding with Mr. Thurlow concerning compensation or obtained any "key man" life insurance on any of their lives. The loss of the services of Mr. Thirlow will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Thurlow and do not anticipate that we will hire additional personnel. While we have engaged certain outside consultants who have and who will continue to assist us in evaluating merger targets, we may not have the resources to retain additional personnel as necessary.

Management Will Change Upon the Consummation of a Merger
         After the closing of a merger, our current management will not retain any control over the Company. Mr. Thurlow intends to resign as the President/Financial Officer ands sole Director of the Company. It is impossible to know at this time who the management of the Company will be after the close of a merger.

"Penny Stock" Rules May Restrict the Market for the Company's Shares
         Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

Possible Volatility of Share Prices
         Our common shares are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.
         In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others
         Our By-Laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.
         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Delaware law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Anti-Takeover Provisions
         We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Current Stockholders Will Be Immediately and Substantially Diluted upon a Merger
         Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock. There are currently approximately 42,454,456, issued and outstanding shares of common stock, leaving approximately 57,545,544 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are issued in connection with a merger, our stockholders would experience dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

We Do Not Expect to Pay Cash Dividends
         We do not expect to pay dividends and we have no cash reserves. The payment of dividends after consummating a merger will be contingent upon the incoming management's views and our revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of the merger. We presently intend to retain all earnings, if any, for use in business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. It is probable that any post-merger arrangement will have a similar philosophy.

ITEM 3. CONTROLS AND PROCEDURES

The Registrant's principal executive officer/principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of April 1, 2004, have concluded that the Registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The Registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to April 1, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel. There have been no changes in the company's accountants, or disagreements with its accountants since its inception.


ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         31.1     Section 302 Certification
         32.1     Section 906 Certification
         ------------
* These documents are hereby incorporated by reference to Form SB-2, as amended, filed on August 17, 2001

(b) Reports on Form 8-K filed during the three months ended June 30, 2003.

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 20, 2004
                                      Autocarbon, Inc.

                                      /s/ Simon Thurlow
                                      ------------------------------------------
                                      Simon Thurlow, President/Financial Officer