Form 10QSB
period 2003-09-30
AUTOCARBON INC
filed 2004-04-23
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

               For the quarterly period ended: September 30, 2003
                        Commission file number: 005-78248

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

Yes   |X|         No   |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $0.0001 par value             42,454,456
  (Class)                                     (Outstanding as of March 31, 2004)

                                AUTOCARBON, INC.
                                   FORM 10-QSB
                               September 30, 2003

                                      INDEX

                                                                              Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

 REPORT OF INDEPENDENT ACCOUNTANT .............................................1


FINANCIAL STATEMENTS

         Balance Sheet as of September 30, 2003 ...............................2
         Statement of Operations for the three and six months
           ended September 30, 2003 and 2002 and for the period
           June 26, 2001 (inception) to September 30, 2003 ....................3-4
         Statement of Stockholders' Deficit for the three
           months ended  September 30, 2003 ...................................5
         Statement of Cash Flows for the three and six months
           ended September  30, 2003 and 2002 and for the period
           June 26, 2001 (inception) to September 30, 2003 ....................6-7
         Notes to Financial Statements ........................................8-12

Item 2   Management's Discussion and Analysis or Plan of Operation.............3

Item 3   Controls and Procedures...............................................9


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................10

Item 2.  Changes In Securities................................................10

Item 3.  Defaults Upon Senior Securities......................................10

Item 4.  Submission Of Matters To A Vote Of Security Holders..................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

Signatures....................................................................11

Certifications................................................................12

PART I:  FINANCIAL INFORMATION


   Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                             WOODMERE, NY 11598
                                                                 516-569-0520


To the Board of Directors and Stockholders'
     Autocarbon, Inc.


I have reviewed the accompanying balance sheet of Autocarbon, Inc. (a development stage company) as of September 30, 2003 and the related statements of operations, stockholders' deficit and cash flows for the three months and six months ended September 30, 2003 and for the period from June 26, 2001 (date of inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

AUTOCARBON,  INC.
(A Development Stage Company)
 BALANCE SHEET
JUNE 30, 2003
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
                                                                           ===========


                 See accompanying notes to financial statements

AUTOCARBON,  INC.
(A Development Stage Company)
 STATEMENT OF OPERATIONS


                                               Three Months   Three Months
                                                   Ended          Ended
                                               September 30,  September 30,
                                                  2003            2002
                                               ------------   ------------
                                                (Unaudited)    (Unaudited)
Revenues                                       $         --   $         --

General and Administrative Expenses                      --             --
                                               ------------   ------------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $ -0-             --             --
                                               ------------   ------------

Discontinued Operations,  Net of Income
     Taxes of $-0-                                       --        (43,301)

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                       --             --
                                               ------------   ------------


Net Loss                                       $         --   $    (43,301)
                                               ============   ============


Loss Per Share
     Basic                                     $         --   $    (0.2037)
                                               ============   ============


Weighted Average Number of
     Common Shares outstanding                    1,391,011        212,564
                                               ============   ============


        See accompanying notes to financial statements

AUTOCARBON,  INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF OPERATIONS


                                                                            June 26, 2001
                                                      Six Months Ended      (Inception) to
                                                       September 30,         September 30,
                                                   2003          2002            2003
                                               -----------    -----------    -----------
                                                (Unaudited)   (Unaudited)    (Unaudited)

Revenues                                       $        --    $        --    $        --

General and Administrative Expenses                     --             --             --
                                               -----------    -----------    -----------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $ -0-            --             --             --
                                               -----------    -----------    -----------
Discontinued Operations,  Net of Income
     Taxes of $-0-                                  (9,129)      (489,090)    (1,015,915)

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                   9,400             --         35,822
                                               -----------    -----------    -----------

Net Loss                                       $   (18,529)   $  (489,090)   $(1,051,737)
                                               ===========    ===========    ===========

Loss Per Share
     Basic                                     $   (0.0133)   $   (2.3049)   $   (0.7561)
                                               ===========    ===========    ===========

Weighted Average Number of
     Common Shares outstanding                   1,391,011        212,197      1,391,011
                                               ===========    ===========    ===========



                 See accompanying notes to financial statements

AUTOCARBON.COM,INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS' Deficit
(Unaudited)


                                                                                                Accumulated
                                                                                                  Deficit
                                                                                Additional      During the
                                                  Common Stock                   Paid-In       Development
                                                     Shares         Amount       Capital          Stage           Total
                                                  -----------    -----------    -----------    -----------    -----------
Common stock issued at inception -
     for services rendered                            170,000    $        17    $    56,933    $        --    $    56,950
Issuance of common stock - private
     placement July 1 - September 30, 2001              5,185              1        129,599             --        129,600
Issuance of common stock - private
     placement - November 1 - November 30, 2001         2,280             --         57,000             --         57,000
Issuance of common stock -
    for services rendered                              30,000              3          9,997             --         10,000
Issuance of common stock -
    for services rendered                               1,200             --         30,000             --         30,000
Net loss - year ended March 31, 2002                       --             --             --       (425,932)      (425,932)
                                                  -----------    -----------    -----------    -----------    -----------
Balance - March 31, 2002                              208,665             21        283,529       (425,932)      (142,382)
Common stock issued                                     8,800              1        219,999             --        220,000
Issuanc of common stock -
    for services rendered                              12,900              1        317,499             --        317,500
Common stock issued                                     1,200             --         15,000             --         15,000
Exercise of stock options                               1,000             --         12,500             --         12,500
Issuance of common stock - private
    placement - January 6 - January 30, 2003          993,520             99         49,577             --         49,676
Net loss-year ended March 31, 2003                         --             --             --       (607,276)      (607,276)
Balance-March 31, 2003                              1,226,085            122        898,104     (1,033,208)      (134,982)
                                                  -----------    -----------    -----------    -----------    -----------
Issuance of common stock-
    for services rendered                              25,000              3         13,243             --         13,246
Common stock issued                                   200,000             20          9,980             --         10,000
Rescission of common stock                           (172,150)           (17)            17
Net loss-quarter ended June 30, 2003                       --             --             --        (18,529)       (18,529)
Net loss-quarter ended September 30, 2003                  --             --             --             --             --
                                                  -----------    -----------    -----------    -----------    -----------

                                                    1,278,935    $       128    $   921,344    $(1,051,737)   $  (130,265)
                                                  ===========    ===========    ===========    ===========    ===========


         See accompanying notes to financial statements

AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS

                                                                 Three Months Ended
                                                                    September 30,
                                                                2003           2002
                                                             -----------    -----------
                                                             (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:

        Net Loss From Discontinued Operations                $        --    $   (43,301)

        Adjustments to reconcile net loss to cash
             used in operating activities
              Issuance of common stock for services                   --             --
              Depreciation                                            --          2,858
                                                             -----------    -----------

                                                                      --        (40,443)

        Changes in Assets and Liabilities
             (Increase) decrease in:
               Accounts Receivable                                    --        (28,960)
             Increase (decrease) in:
               Accounts Payable                                       --         66,127
              Deferred Revenue                                        --         21,654
              Customer Deposits Payable                               --             --
                                                             -----------    -----------


              Net Cash Used in Operating Activities                   --         18,378
                                                             -----------    -----------

Cash Flows from Investing Activities
        Purchase of fixed assets - computer software                  --        (33,133)
        Write-off of net assets of discontinued -
             operation                                                --             --
                                                             -----------    -----------

              Net Cash Used in Investing Activities                   --        (33,133)
                                                             -----------    -----------

Cash Flows from Financing Activities
        Proceeds from issuance of common stock and options            --         27,500
        Payment for shares not issued                                 --        (15,000)
                                                             -----------    -----------

              Net Cash Provided by Financing Activities               --         12,500
                                                             -----------    -----------

Net increase in cash                                                  --         (2,255)

Cash at beginning of period                                           25          4,111
                                                             -----------    -----------

Cash at end of period                                        $        25    $     1,856
                                                             ===========    ===========




                 See accompanying notes to financial statements

AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS


                                                                                         June 26, 2001
                                                                  Six Months Ended       (Inception) to
                                                                    September 30,         September 30,
                                                                2003            2002           2003
                                                             -----------    -----------    -----------
                                                             (Unaudited)    (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:

        Net Loss From Discontinued Operations                $   (18,529)   $  (489,090)   $(1,051,737)

        Adjustments to reconcile net loss to cash
             used in operating activities
              Issuance of common stock for services               13,246        317,500        427,696
              Depreciation                                            --          5,716          8,575
                                                             -----------    -----------    -----------

                                                                  (5,283)      (165,874)      (615,466)

        Changes in Assets and Liabilities
             (Increase) decrease in:
               Accounts Receivable                                    --        (23,357)            --
             Increase (decrease) in:
               Accounts Payable                                   (4,976)         8,260        129,090
              Deferred Revenue                                        --         21,654             --
              Customer Deposits Payable                               --        (10,524)            --
                                                             -----------    -----------    -----------


              Net Cash Used in Operating Activities              (10,259)      (169,841)      (486,376)
                                                             -----------    -----------    -----------

Cash Flows from Investing Activities
        Purchase of fixed assets - computer software                  --        (33,133)       (34,300)
        Write-off of net assets of discontinued -
             operation                                                --             --         25,725
                                                             -----------    -----------    -----------

              Net Cash Used in Investing Activities                   --        (33,133)        (8,575)
                                                             -----------    -----------    -----------

Cash Flows from Financing Activities
        Proceeds from issuance of common stock and options        10,000        247,500        493,776
        Payment for shares not issued                                 --       (211,460)         1,200
                                                             -----------    -----------    -----------

              Net Cash Provided by Financing Activities           10,000         36,040        494,976
                                                             -----------    -----------    -----------

Net increase in cash                                                (259)      (166,934)            25

Cash at beginning of period                                          284        168,790             --
                                                             -----------    -----------    -----------

Cash at end of period                                        $        25    $     1,856    $        25
                                                             ===========    ===========    ===========




                 See accompanying notes to financial statements

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

LIQUIDITY AND FINANCIAL RESOURCES

The Company incurred the same smaller net loss of $(18,529) for the quarter ended September 30, 2003 and for the quarter ended September 30, 2002, incurred a net loss of $(445,789), as a result of discontinued operations. As of September 30, 2003, current liabilities exceeded current assets by $(130,265).

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

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions

      Our ability to effect a merger will be dependent upon the efforts of our President/Financial Officer and sole director, Simon Thurlow. Notwithstanding the importance of Mr. Thurlow, we have not entered into any employment agreement or other understanding with Mr. Thurlow concerning compensation or obtained any "key man" life insurance on any of their lives. The loss of the services of Mr. Thurlow will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Thurlow and do not anticipate that we will hire additional personnel. While we have engaged certain outside consultants who have and who will continue to assist us in evaluating merger targets, we may not have the resources to retain additional personnel as necessary.

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

(b) Reports on Form 8-K filed during the three months ended September 30, 2003.

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 20, 2004
                                     Autocarbon, Inc.

                                     /s/      Simon Thurlow
                                     -----------------------------------
                                     Simon Thurlow, President/Financial Officer