Form 10KSB
period 2003-09-30
AUTOCARBON INC
filed 2004-04-23
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________

                        Commission file number: 005-78248


                                AUTOCARBON, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                      33-0976805
-----------------------------------          ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


126 E. 83rd Street, Suite 1B, New York, NY                  10028
(Address of Principal executive offices)                  (Zip Code)

Issuer's telephone number: (212) 717-4254

Securities registered under Section 12(b) of the "Exchange Act"

Common Share Par Value, $.0001
   (Title of each Class)

Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year:  $0.00
                                                        -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity,
as of March 31, 2004 was approximately $          .
                                        ----------

The number of shares of Common Stock outstanding, as of March 31, 2004 was:
42,454,456.

Transitional Small Business Disclosure Format (check one): Yes     ; No  X
                                                              -----    ----

                                AUTOCARBON, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                      FOR FISCAL YEAR ENDED MARCH 31, 2003


                                      INDEX
                                                                           PAGE
                                                                            NO:
PART I...................................................................... 3

ITEM 1.  DESCRIPTION OF BUSINESS............................................ 3
ITEM 2.  DESCRIPTION OF PROPERTY............................................ 8
ITEM 3.  LEGAL PROCEEDINGS.................................................. 9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDEDRS............... 9

PART II..................................................................... 9

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS................................................ 9
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.......................................................... 11
ITEM 7.  FINANCIAL STATEMENTS............................................... 18
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE............................. 19
ITEM 8a. CONTROLS AND PROCEDURES............................................ 19


PART III.................................................................... 20

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
         THE EXCHANGE ACT................................................... 20
ITEM 10  EXECUTIVE COMPENSATION............................................. 21
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWERNS AND MANGAEMENT..... 21
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 22
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 23
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES............................. 24

SIGNATURES.................................................................. 24
CERTIFICATIONS.............................................................. 25

                       HUMANA TRANS SERVICES HOLDING CORP.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT:

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

PRIOR TRANSACTIONS:

On January 3, 2003, Autocarbon, Inc. (the "Company") entered into a Share Exchange Agreement with Autocarbon Limited, a United Kingdom registered company, pursuant to which the Company has agreed to purchase all of the issued and outstanding capital stock of Autocarbon Limited in exchange for an aggregate of 9,447,160 shares of common stock of the Company. The Share Exchange Agreement contemplated that the closing of the Share Exchange Agreement would take place on or about January 20, 2003. That closing date was subsequently postponed until April 16, 2003. Autocarbon Limited agreed to provide the Company with historical financial statements audited in accordance with US GAAP (the "Financial Statements"). Both parties agree to amend the Share Exchange Agreement to provide that the closing of the Share Exchange Agreement shall occur upon receipt by the Company of the Financial Statements. On April 16, 2003, Autocarbon Limited delivered to the Company the Financial Statements and the Share Exchange Agreement was closed on the same date. Subsequent thereafter, the Registrant declared the Agreement null and void because the Registrant was unable to obtain the cooperation of Autocarbon Limited in auditing the previously delivered financial statements in accordance with US GAAP. Autocarbon Unlimited agreed with this cancellation effective March 2, 2004, and all shares issued pursuant to the Agreement are to be cancelled.

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

We are a "blank check" seeking to effect a business combination with a target business which we believe has significant growth potential. To date, our efforts have been limited to organizational activities and a public offering of our securities, which was later withdrawn.

We have no plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until our warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a blank check company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

We expect our present management to play no managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

In evaluating a prospective target business, we will consider several factors, including the following:

      o experience and skill of management and availability of additional personnel of the target business;

      o     costs associated with effecting the business combination;

      o     equity interest retained by our stockholders in the merged entity;

      o     growth potential of the target business;

      o     capital requirements of the target business;

      o     capital available to the target business;

      o     stage of development of the target business;

      o proprietary features and degree of intellectual property or other protection of the target business;

      o     the financial statements of the target business; and

      o     the regulatory environment in which the target business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors, as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information.

The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our President intends to devote only a small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our Company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our Company, the target business, and our respective stockholders.

We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

ITEM 2.  DESCRIPTION OF PROPERTY

During the fiscal year ended March 31, 2003, we operated at 136-m Tenth Street, Ramona, CA. Autocarbon sub-leased the space with a monthly rent of $800 per month. Effective January 2002, we were the primary tenants for the entire space. At that time the monthly payment was increase to $1,350.00 per month. The lease contains automatic yearly increases of $100.00 monthly. It is the belief of the Company that the lease has been terminated with no further obligation to the Company.

Following February 15, 2004, we relocated our office to 126 E. 83rd Street, Suite 1B, New York, NY 10028, Tel.: (212) 717-4254, within office of our Sole Executive Officer and Director of the Company. There is no rent presently being charged for use of such space, which is on an oral month-to-month basis.

We do not own or intend to invest in any real property, real estate mortgages, or any other real estate backed securities. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We re not party to, nor are we aware of any threatened, litigation.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

      At present we have not entered into individual indemnity agreements with our Officer or Director. However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our director and officer against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our director and officer and our stockholders for monetary damages will be limited.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reverse Stock Split

Pursuant to the written consent of a majority of the stockholders dated August 21, 2002, the Company effected a one-for-fifty reverse stock split of the Company's Common Stock. All per share amounts have been retroactively restated for the effect of this reverse split. All information pertaining to shares issued pursuant to a private placement or for service has been retroactively restated as well.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL:

      We are authorized to issue 100,000,000 shares of Common Stock, at a par value $.0001 per share. As of March 31, 2004, the latest practicable date, there were approximately 42,454,456 shares of common stock outstanding. The number of record holders of Common Stock as of March 31, 2004 is approximately 116.

COMMON STOCK:

      The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

PRICE RANGES OF HUMANA TRANS SERVICES HOLDING CORP. COMMON STOCK:

MARKET INFORMATION

      The Company's Common Stock began trading on the NASD OTC Bulletin Board under the symbol "ACBO" on April 25, 2002 and traded under that symbol until October 7, 2002, when it traded under the symbol ATCB until November 18, 2003. Thereafter the shares have been traded on the "Pink Sheets."

      There is currently a limited trading market for the Company's Common Stock. The following chart lists the high and low closing bid prices for shares of the Company's Common Stock for each quarter within the last fiscal year. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

QUARTER OF FISCAL YEAR 2003:                HIGH BID      LOW BID      HIGH ASK      LOW ASK
------------------------------------        -------------------------------------------------
First Quarter(1)                            1.29          0.5            2.00          0.65
Second Quarter                              0.51          0.005          1.01          0.01
Third Quarter                               0.12          0.01           1.01          1.01
Fourth Quarter(2)                           1.50           115           2.75          1.01

(1) Shares commenced trading on April 25, 2002. Prices are effective from May 1, 2002

(2) Effective after reverse split of one (1) for fifty (5), effective August 21, 2002

LIQUIDATION:

      In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

DIVIDEND POLICY:

      The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

STOCK TRANSFER AGENT:

      Our transfer agent and registrar of the Common Stock is Florida Atlantic Stock Transfer, Tamarac, Florida, 33313, (954) 726-4954.

RECENT SALES OF UNREGISTERED SECURITIES

      The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in
Item 12 "Certain Relationships and Related Transactions" set forth hereafter


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      This Annual Report on form 10-KSB contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors contained elsewhere herein. This commentary should read in conjunction with our financial statements that appear in this report.

FORWARD-LOOKING INFORMATION

      Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect" "anticipate" and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

General

      Our plan is to seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. We are a developmental stage company and have no operating business. Our ability to commence any operations is contingent upon obtaining adequate financial resources.

RESULTS OF OPERATIONS:

For the Year Ending March 31, 2003 vs. March 31, 2002

Net cash used in operating activities for the twelve months ended March 31, 2003, was $(279,947), compared to $(196,170) for the twelve months ended March 31, 2002. During the twelve months ended March 31, 2003, the Company no revenues, but received cash and cash equivalents of $297,176, from financing activities and the issuance of common stock and options. There was a charge of $(211,460) of payment for shares not issued. As a result, cash on hand increased for the twelve month period ended March 31, 2003, to $284

The operating expenses and Expenses in connection with Discontinued operations of $26,422 For the twelve month period ended March 31, 2003 resulted primarily from accounting/auditing, legal and general administrative fees.

LIQUIDITY AND FINANCIAL RESOURCES

      As shown in the financial statements, the Company incurred a net loss of $(607,276) during the year ended March 31, 2003, and has incurred substantial net losses of $(1,033,208) since inception. At March 31, 2003, current liabilities exceed current assets by $(134,982). These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to raise additional investment capital to provide for continued operating funds. The ultimate success of these measures is not reasonably determinable at this time.

INFLATION

      The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

RISK FACTORS

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

Indemnification of Directors, Officers and Others

      Our By-Laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Delaware law.

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

ITEM 7.  FINANCIAL STATEMENTS

AUTOCARBON, INC.

TABLE OF CONTENTS

                                                                      PAGE

 REPORT OF INDEPENDENT ACCOUNTANT                                     F-1


FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2003                           F-2

         Statement of Operations for the year ended
               March 31, 2003 and 2002 and for the period
              June 26, 2001 (inception) to March 31, 2003             F-3

         Statement of Stockholders' Deficit for the year
               ended  March 31, 2003                                  F-4

         Statement of Cash Flows for the year ended
               March  31, 2003 and 2002 and for the period
              June 26, 2001 (inception) to March 31, 2003             F-5

         Notes to Financial Statements                                F-6-10

   AARON STEIN
CERTIFIED PUBLIC ACCOUNT
                                                              981 ALLEN LANE
                                                               P.O. BOX 406
                                                             WOODMERE, NY 11598
                                                               516-569-0520

To the Board of Directors and Stockholders'
     Autocarbon, Inc.

I have audited the accompanying balance sheet of Autocarbon, Inc. (a development stage company) as of March 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2003 and 2002 and for the period from June 26, 2001 (date of inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autocarbon, Inc. (a development stage company) as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 and for the period from June 26, 2001 (date of inception) to March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Aaron Stein CPA
Woodmere, New York
April 1, 2004

AUTOCARBON,  INC.
(A Development Stage Company)
BALANCE SHEET
MARCH 31, 2003

ASSETS

Current Assets
        Cash and Cash Equivalents                          $       284
                                                           -----------

               Total current assets                                      $       284
                                                                         -----------

                                                                         $       284
                                                                         ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts Payable - Discontinued Operations         $   134,066
        Payment for Shares not Issued                            1,200
                                                           -----------

               Total current liabilities                                 $   135,266

STOCKHOLDERS' DEFICIT
        Common Stock, $.0001 par value,
               100,000,000 shares authorized,
                1,226,085 issued and outstanding           $       122
        Additional  Paid-in Capital                            898,104
        Deficit Accumulated During the Development Stage    (1,033,208)
                                                           -----------


               Total Stockholders' Deficit                                  (134,982)
                                                                         -----------

                                                                         $       284
                                                                         ===========



                 See accompanying notes to financial statements

AUTOCARBON,  INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS


                                                                              June 26, 2001
                                                 Year Ended      Year Ended   (Inception) to
                                                  March 31,       March 31,      March 31,
                                                    2003            2002           2003
                                                 -----------    -----------    -----------
Revenues                                         $        --    $        --    $        --

General and Administrative Expenses                       --             --             --
                                                 -----------    -----------    -----------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $ -0-              --             --             --

Discontinued Operations,  Net of Income
     Taxes of $-0-                                  (580,854)      (425,932)    (1,006,786)

Expenses in Connection With Discontinued
      Operations,  Net of Income Taxes of $-0-        26,422             --         26,422
                                                 -----------    -----------    -----------


Net Loss                                         $  (607,276)   $  (425,932)   $(1,033,208)
                                                 ===========    ===========    ===========



Loss Per Share
     Basic                                       $   (1.9364)   $   (2.0584)   $   (3.2945)
                                                 ===========    ===========    ===========


Weighted Average Number of
     Common Shares outstanding                       313,617        206,924        313,617
                                                 ===========    ===========    ===========


                 See accompanying notes to financial statements

AUTOCARBON.COM,INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' Deficit

                                                                                            Accumulated
                                                                                              Deficit
                                                                               Additional    During the
                                                  Common Stock                  Paid-In     Development
                                                     Shares        Amount       Capital        Stage          Total
                                                  -----------   -----------   -----------   -----------    -----------
Common stock issued at inception -
     for services rendered                            170,000   $        17   $    56,933   $        --    $    56,950
Issuance of common stock - private
     placement July 1 - September 30, 2001              5,185             1       129,599            --        129,600
Issuance of common stock - private
     placement - November 1 - November 30, 2001         2,280            --        57,000            --         57,000
Issuance of common stock -
    for services rendered                              30,000             3         9,997            --         10,000
Issuance of common stock -
    for services rendered                               1,200            --        30,000            --         30,000
Net loss - year ended March 31, 2002                       --            --            --      (425,932)      (425,932)
                                                  -----------   -----------   -----------   -----------    -----------
Balance - March 31, 2002                              208,665            21       283,529      (425,932)      (142,382)
Common stock issued                                     8,800             1       219,999            --        220,000
Issuanc of common stock -
    for services rendered                              12,900             1       317,499            --        317,500
Common stock issued                                     1,200            --        15,000            --         15,000
Exercise of stock options                               1,000            --        12,500            --         12,500

Issuance of common stock - private
    placement - January 6 - January 30, 2003          993,520            99        49,577            --         49,676
Net loss-year ended March 31, 2003                         --            --            --      (607,276)      (607,276)
                                                  -----------   -----------   -----------   -----------    -----------

Balance-March 31, 2003                              1,226,085   $       122   $   898,104   $(1,033,208)   $  (134,982)
                                                  ===========   ===========   ===========   ===========    ===========


                 See accompanying notes to financial statements

AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                                                          June 26, 2001
                                                              Year Ended    Year Ended    (Inception) to
                                                               March 31,      March 31,      March 31,
                                                                  2003           2002           2003
                                                              -----------    -----------    -----------
Cash Flows from Operating Activities:

         Net Loss From Discontinued Operations                $  (607,276)   $  (425,932)   $(1,033,208)

         Adjustments to reconcile net loss to cash
              used in operating activities
                Issuance of common stock for services             317,500         96,950        414,450
                Depreciation                                           --          8,575          8,575
                                                              -----------    -----------    -----------

                                                                 (289,776)      (320,407)      (610,183)

         Changes in Assets and Liabilities
              (Increase) decrease in:
                 Accounts Receivable                                5,603         (5,603)            --
              Increase (decrease) in:
                 Accounts Payable                                  37,879         96,187        134,066
                Deferred Revenue                                  (23,129)        23,129             --
                Customer Deposits Payable                         (10,524)        10,524             --
                                                              -----------    -----------    -----------


                Net Cash Used in Operating Activities            (279,947)      (196,170)      (476,117)
                                                              -----------    -----------    -----------

Cash Flows from Investing Activities
         Purchase of fixed assets - computer software                  --        (34,300)       (34,300)
         Write-off of net assets of discontinued -
              operation                                            25,725             --         25,725
                                                              -----------    -----------    -----------

                Net Cash Used in Investing Activities              25,725        (34,300)        (8,575)
                                                              -----------    -----------    -----------

Cash Flows from Financing Activities
         Proceeds from issuance of common stock and options       297,176        186,600        483,776
         Payment for shares not issued                           (211,460)       212,660          1,200
                                                              -----------    -----------    -----------

                Net Cash Provided by Financing Activities          85,716        399,260        484,976
                                                              -----------    -----------    -----------

Net increase in cash                                             (168,506)       168,790            284

Cash at beginning of period                                       168,790             --             --
                                                              -----------    -----------    -----------

Cash at end of period                                         $       284    $   168,790    $       284
                                                              ===========    ===========    ===========


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

                  Reverse Stock Split

         Pursuant to the written consent of a majority of the stockholders dated August 21, 2002, the Company effected a one-for-fifty reverse stock split of the Company's Common Stock. All per share amounts have been retroactively restated for the effect of this reverse split. All information pertaining to shares issued pursuant to a private placement or for service has been retroactively restated as well.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A. CONTROLS AND PROCEDURES

      We recently acquired the Company and are just developing and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the sole Executive Officer and Financial Officer.

Limitations on the Effectiveness of Controls

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

      Based upon the Controls Evaluation, the sole Officer has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the sole Officer conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information with respect to the directors and executive officers as of March 31, 2004.

Name                       Age              Position(s) Held
------------------------------------------------------------
Simon Thurlow              38               President and Director


SIMON THURLOW, PRESIDENT/FINANCIAL OFFICER AND SOLE DIRECTOR

      Mr. Thurlow has been the President/Financial Officer since January 26, 2004 and sole Director of the Registrant since February 15, 2004. He has been employed as a part time law clerk for Roger Fidler, Esq., n New Jersey since 2001 and the Law Office of Michael S. Krome since February 2003. From 1999 to 2001 Mr. Thurlow was the President of LHW Equities, Inc., a boutique investment banking concern. From 1998 to 1999, he was a vice president of ThurCon Capital Corporation, Inc., a boutique investment banking concern. From 1995 to 1998 he was a registered representative with Bernard Richards Securities, Inc. specializing in bankrupt and distressed companies

      All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors

ITEM 10. EXECUTIVE COMPENSATION

      For the fiscal year ended March 31, 2003, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:


Name                       Fiscal Year      Cash Compensation          Restricted Compensation (1)
--------------------------------------------------------------------------------------------------
Simon Thurlow                 2003               $0.00                          30,000,000


(1) Paid in the form of restricted shares of common stock. There is no realistic market valuation at this time

DIRECTOR COMPENSATION:

      Our director(s) receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

DIRECTOR AND OFFICER INSURANCE:

      The Company has no directors and officers ("D & O") liability insurance.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 2004, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 100,000,000 shares of common stock, each of which had a $.0001 per share par value.

      As of March 31, 2004, a total of approximately 42,454,456 shares of Common Stock, have been issued and are outstanding.

Shareholder*                                         Number            Percentage Ownership
--------------------------------------------------------------------------------------------
Simon P. Thurlow (1)                                 30,000,000                 71.10%

Directors and Officers                               30,000,000                 71.10%
         as a group (1 person)

*     Address of shareholder is c/o the Company, unless otherwise indicated

(1)   Director and/or Officer

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ISSUANCE OF STOCK:

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

ITEM 13.   EXHIBITS

                                        INDEX TO EXHIBITS
-------------------------------------------------------------------------------------------------------------------
    SEC REFERENCE                   TITLE OF DOCUMENT
       NUMBER
-------------------------------------------------------------------------------------------------------------------
         3.1                        Articles of Incorporation                   (1)
-------------------------------------------------------------------------------------------------------------------
         3.2                        Amendment to Articles of                    (1)
                                    Incorporation
-------------------------------------------------------------------------------------------------------------------
         3.3                        Additional Amendments to                    (1)
Articles of Incorporation
-------------------------------------------------------------------------------------------------------------------
         3.4                        Bylaws                                      (1)
-------------------------------------------------------------------------------------------------------------------
         31.1                       Certification of  Chief executive Officer

         32.2                       Certification of President pursuant to
                                    18 U.S.C. Section 1350, as adopted
                                    Pursuant to section 906 of the
                                    Sarbanes-Oxley act of 2002

(1)      These documents are hereby incorporated by reference to Form SB-2, as amended, filed on August 17, 2001
-------------------------------------------------------------------------------------------------------------------

Reports on Form 8-K

The Following Reports on Form 8-k were filed during the last quarter covered by this report: On January 17, 2003, we filed a Form 8-K for items 1, Change of Control of Registrant, Item 2, Acquisition or Disposal of Assets and Item 5, Appointment or Resignation of Directors.
On March 18, 2003, we filed an amendment to the previous Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      During the fiscal year ended March 31, 2003, no audit, audit-related, tax or other fees were paid for professional services rendered by the independent certified public accountant who audited the financial statements of the Delaware corporation that are filed herewith as those of the Company. See Item 7, "Financial Statements", above.

      During the fiscal year ended March 31, 2003, the Registrant did not have an audit committee.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Autocarnbon, Inc.. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 8, 2004.

AUTOCARBON, INC.


By /s/ Simon Thurlow
  --------------------------
  Simon Thirlow, President/Financial Officer/Secretary and Sole Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on April 8, 2004

Signature                           Title                     Date
------------                        ------                    ------
/s/ Simon Thurlow                   President/Secretary       April 20, 2004
-----------------                    and Sole Director
    Simon Thurlow