Form 10QSB
period 2003-12-31
AUTOCARBON INC
filed 2004-04-23
CIK 1157300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended: December 31, 2003

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

                                December 31, 2003

                                      INDEX


                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

REPORT OF INDEPENDENT ACCOUNTANT ...........................................F-1

FINANCIAL STATEMENTS
         Balance Sheet as of December 31, 2003 .............................F-2
         Statement of Operations for the three and nine months
           ended December 31, 2003 and 2002 and for the period
           June 26, 2001 (inception) to December 31, 2003 .................F-3-F-4
         Statement of Stockholders' Deficit for the three
           months ended  December 31, 2003 ..................................F-5
         Statement of Cash Flows for the three and nine months
           ended December  31, 2003 and 2002 and for the period
           June 26, 2001 (inception) to December 31, 2003 .................F-6-F-7
         Notes to Financial Statements ....................................F-8-F-12

Item 2   Management's Discussion and Analysis or Plan of Operation............3

Item 3   Controls and Procedures..............................................9

Part II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................10

Item 2. Changes In Securities................................................10

Item 3. Defaults Upon Senior Securities......................................10

Item 4. Submission Of Matters To A Vote Of Security Holders..................10

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

Signatures...................................................................11

Certifications...............................................................12

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   AARON STIEN
CERTIFIED PUBLIC ACCOUNT
                                                              981 ALLEN LANE
                                                               P.O. BOX 406
                                                            WOODMERE, NY 11598
                                                                516-569-0520

To the Board of Directors and Stockholders'
     Autocarbon, Inc.

I have reviewed the accompanying balance sheet of Autocarbon, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the three months and nine months ended December 31, 2003 and for the period from June 26, 2001 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

AUTOCARBON, INC.
(A Development Stage Company)
 BALANCE SHEET
DECEMBER 31, 2003
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
                                                                          ===========

                 See accompanying notes to financial statements

AUTOCARBON, INC.
(A Development Stage Company)
 STATEMENT OF OPERATIONS

                                                    Three Months       Three Months
                                                       Ended              Ended
                                                 December 31, 2003    December 31, 2002
                                                ------------------   ------------------
                                                    (Unaudited)          (Unaudited)
Revenues                                        $               --   $               --

General and Administrative Expenses                             --                   --
                                                ------------------   ------------------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $ -0-                    --                   --
                                                ------------------   ------------------

Discontinued Operations, Net of Income
     Taxes of $-0-                                              --              (38,065)

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                              --                   --
                                                ------------------   ------------------

Net Loss                                        $               --   $          (38,065)
                                                ==================   ==================

Loss Per Share
     Basic                                      $               --   $          (0.1637)
                                                ==================   ==================

Weighted Average Number of
     Common Shares outstanding                           1,402,122              232,564
                                                ==================   ==================

                 See accompanying notes to financial statements

AUTOCARBON,  INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF OPERATIONS

                                                                            June 26, 2001
                                                    Nine Months Ended       (Inception) to
                                                       December 31,          December 31,
                                                   2003           2002           2003
                                               -----------    -----------    -----------
                                               (Unaudited)    (Unaudited)     (Unaudited)
Revenues                                       $        --    $        --    $        --

General and Administrative Expenses                     --             --             --
                                               -----------    -----------    -----------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $-0-             --             --             --
                                               -----------    -----------    -----------

Discontinued Operations, Net of Income
     Taxes of $-0-                                  (9,129)      (527,155)    (1,015,915)

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                   9,400             --         35,822
                                               -----------    -----------    -----------


Net Loss                                       $   (18,529)   $  (527,155)   $(1,051,737)
                                               ===========    ===========    ===========

Loss Per Share
     Basic                                     $   (0.0132)   $   (2.2667)   $   (0.7501)
                                               ===========    ===========    ===========

Weighted Average Number of
     Common Shares outstanding                   1,402,122        232,564      1,402,122
                                               ===========    ===========    ===========

                 See accompanying notes to financial statements

AUTOCARBON.COM, INC.
(A Development Stage Company)
 STATEMENT OF STOCKHOLDERS' Deficit
(Unaudited)

                                                                                           Accumulated
                                                                                             Deficit
                                                                              Additional    During the
                                                 Common Stock                  Paid-In      Development
                                                    Shares         Amount      Capital        Stage          Total
                                                  ----------    ----------    ----------    ----------    ----------
Common stock issued at inception -
     for services rendered                           170,000    $       17    $   56,933   $        --    $   56,950
Issuance of common stock - private
     placement July 1 - September 30, 2001             5,185             1       129,599            --       129,600
Issuance of common stock - private
     placement - November 1 - November 30, 2001        2,280            --        57,000            --        57,000
Issuance of common stock -
    for services rendered                             30,000             3         9,997            --        10,000
Issuance of common stock -
    for services rendered                              1,200            --        30,000            --        30,000
Net loss - year ended March 31, 2002                      --            --            --      (425,932)     (425,932)
                                                  ----------    ----------    ----------   -----------    ----------
Balance - March 31, 2002                             208,665            21       283,529      (425,932)     (142,382)
Common stock issued                                    8,800             1       219,999            --       220,000
Issuanc of common stock -
    for services rendered                             12,900             1       317,499            --       317,500
Common stock issued                                    1,200            --        15,000            --        15,000
Exercise of stock options                              1,000            --        12,500            --        12,500
Issuance of common stock - private
    placement - January 6 - January 30, 2003         993,520            99        49,577            --        49,676
Net loss-year ended March 31, 2003                        --            --            --      (607,276)     (607,276)
                                                  ----------    ----------    ----------   -----------    ----------
Balance-March 31, 2003                             1,226,085           122       898,104    (1,033,208)     (134,982)
Issuance of common stock-
    for services rendered                             25,000             3        13,243            --        13,246
Common stock issued                                  200,000            20         9,980            --        10,000
Rescission of common stock                          (172,150)          (17)           17
Net loss-quarter ended June 30, 2003                      --            --            --       (18,529)      (18,529)
Net loss-quarter ended September 30, 2003                 --            --            --            --            --
Net loss- quarter ended December 31, 2003                 --            --            --            --            --
                                                  ----------    ----------    ----------   -----------    ----------
                                                   1,278,935    $      128    $  921,344   $(1,051,737)  $ (130,265)
                                                  ==========    ==========    ==========   ===========    ==========

                 See accompanying notes to financial statements

AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS

                                                              Three Months Ended
                                                                 December 31,
                                                               2003        2002
                                                             --------    --------
                                                            (Unaudited) (Unaudited)
Cash Flows from Operating Activities:

        Net Loss From Discontinued Operations                $     --    $(38,065)

        Adjustments to reconcile net loss to cash
             used in operating activities
              Issuance of common stock for services                --          --
              Depreciation                                         --       2,858
                                                             --------    --------
                                                                   --     (35,207)

        Changes in Assets and Liabilities
             (Increase) decrease in:

               Accounts Receivable                                 --      28,960
             Increase (decrease) in:
               Accounts Payable                                    --       4,391
              Deferred Revenue                                     --          --
              Customer Deposits Payable                            --          --
                                                             --------    --------
              Net Cash Used in Operating Activities                --      (1,856)
                                                             --------    --------

Cash Flows from Investing Activities

        Purchase of fixed assets - computer software               --          --
        Write-off of net assets of discontinued -
             operation                                             --          --
                                                             --------    --------
              Net Cash Used in Investing Activities                --          --
                                                             --------    --------

Cash Flows from Financing Activities

        Proceeds from issuance of common stock and options         --          --
        Payment for shares not issued                              --          --
                                                             --------    --------
              Net Cash Provided by Financing Activities            --          --
                                                             --------    --------
Net increase in cash                                               --      (1,856)

Cash at beginning of period                                        25       1,856
                                                             --------    --------
Cash at end of period                                        $     25    $     --
                                                             ========    ========


                 See accompanying notes to financial statements

AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS

                                                                                          June 26, 2001
                                                                  Nine Months Ended      (Inception) to
                                                                    December 31,           December 31,
                                                                 2003           2002           2003
                                                             -----------    -----------    -----------
                                                              (Unaudited)    (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:

        Net Loss From Discontinued Operations                $   (18,529)   $  (527,155)   $(1,051,737)

        Adjustments to reconcile net loss to cash
             used in operating activities
              Issuance of common stock for services               13,246        317,500        427,696
              Depreciation                                            --          8,574          8,575
                                                             -----------    -----------    -----------

                                                                  (5,283)      (201,081)      (615,466)

        Changes in Assets and Liabilities
             (Increase) decrease in:

               Accounts Receivable                                    --          5,603             --
             Increase (decrease) in:
               Accounts Payable                                   (4,976)        12,651        129,090
              Deferred Revenue                                        --         21,654             --
              Customer Deposits Payable                               --        (10,524)            --
                                                             -----------    -----------    -----------
              Net Cash Used in Operating Activities              (10,259)      (171,697)      (486,376)
                                                             -----------    -----------    -----------

Cash Flows from Investing Activities

        Purchase of fixed assets - computer software                  --        (33,133)       (34,300)
        Write-off of net assets of discontinued -
             operation                                                --             --         25,725
                                                             -----------    -----------    -----------
              Net Cash Used in Investing Activities                   --        (33,133)        (8,575)
                                                             -----------    -----------    -----------

Cash Flows from Financing Activities

        Proceeds from issuance of common stock and options        10,000        247,500        493,776
        Payment for shares not issued                                 --       (211,460)         1,200
                                                             -----------    -----------    -----------
              Net Cash Provided by Financing Activities           10,000         36,040        494,976
                                                             -----------    -----------    -----------

Net increase in cash                                                (259)      (168,790)            25

Cash at beginning of period                                          284        168,790             --
                                                             -----------    -----------    -----------
Cash at end of period                                        $        25    $        --    $        25
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

RESULTS OF OPERATIONS

During the first quarter of the Registrant's fiscal year, ending December 31, 2003, the Registrant did not have an operating unit. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.

LIQUIDITY AND FINANCIAL RESOURCES

The Company incurred the same smaller net loss of $(18,529) for the quarter ended December 31, 2003 and for the quarter ended September 30, 2002, incurred a net loss of $(445,789), as a result of discontinued operations. As of December 31, 2003, current liabilities exceeded current assets by $(130,265).

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

(b) Reports on Form 8-K filed during the three months ended December 31, 2003.

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