Form 10KSB/A
period 2003-03-31
AUTOCARBON INC
filed 2004-04-30
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending March 31, 2003

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
                                                        -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity,
as of March 31, 2004 was approximately $          .
                                        ----------

The number of shares of Common Stock outstanding, as of March 31, 2004 was:
42,454,456.

Transitional Small Business Disclosure Format (check one): Yes     ; No  X
                                                              -----    ----

                                AUTOCARBON, INC.
                          ANNUAL REPORT ON FORM 10-KSB/A

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

                                Autocarbon, Inc.

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

We are a seeking to effect a business combination with a target business, which we believe has significant growth potential. Prior to the cancellation of the Share Exchange Agreement with Autocarbon Limited, a UK corporation, we were a developmental stage company. Subsequent thereafter, On January 19, 2004 the Company entered into a stock purchase agreement and plan of reorganization to acquire all of the issued and outstanding shares of New Concept Nutriceuticals, Inc. (NCN) in a transaction intended to qualify as a tax-free exchange pursuant to section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. NCN will be a wholly owned subsidiary. Since then our efforts have been limited to organizational activities. We have no plans, arrangements or understandings with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until our warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a company in our situation is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

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

AUTOCARBON, INC.


By /s/ Simon Thurlow
  --------------------------
  Simon Thirlow, President/Financial Officer/Secretary and Sole Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on April 30, 2004

Signature                           Title                     Date
------------                        ------                    ------
/s/ Simon Thurlow                   President/Secretary       April 30, 2004
-----------------                    and Sole Director
    Simon Thurlow