Form 10KSB
period 2004-03-31
AUTOCARBON INC
filed 2004-07-13
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending March 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________

                        Commission file number: 005-78248

                                AUTOCARBON, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                      33-0976805
-----------------------------------          ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

126 E. 83rd Street, Suite 2F, New York, NY                  10028
(Address of Principal executive offices)                  (Zip Code)

Issuer's telephone number: (212) 717-4254

Securities registered under Section 12(b) of the "Exchange Act"

Common Share Par Value, $.0001
   (Title of each Class)

Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The issuer's revenues for its most recent fiscal year:  $0.00
                                                         -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 31, 2004 was approximately $240,000 .
                                        ----------

The number of shares of Common Stock outstanding, as of March 31, 2004 was:
33,056,185.

Transitional Small Business Disclosure Format (check one): Yes     ; No  X
                                                              -----    ----

                                AUTOCARBON, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                      FOR FISCAL YEAR ENDED MARCH 31, 2004

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

Business

The Company was previously engaged in the sale and marketing of carbon fiber and composite products. That business was discontinued on or before February, 2003. The Company has recently refocused its business model to market and distribute a cosmetic product aimed toward the construction industry for blocking fiberglass insulation fibers from becoming lodged on a workman's skin. The Company conducts this business through its wholly-owned subsidiary, New Concepts Nutraceuticals, Inc. ("NCN"), a Delaware corporation.

NCN sells its product through its website www.newconceptsnutra.com and hopes to expand its range of products through the coming year.

On January 19, 2004 the Company entered into a stock purchase agreement and plan of reorganization to acquire all of the issued and outstanding shares of New Concept Nutraceuticals, Inc. in a transaction intended to qualify as a tax-free exchange pursuant to section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

On February 15, 2004 two members of the Board of Directors related to the discontinued business and management resigned their respective positions, leaving Simon Thurlow as the sole officer and director of the Company.

Equipment and Employees

As of March 31, 2004, we had acquired our subsidiary, NCN, which has very limited business operations, and thus no equipment and no employees, other than our former Officers and Directors, who did not receive salaries. Likewise, Mr. Thurlow, the new President, Chief Financial Officer and director of the Company and the subsidiary, does not receive any salary.

While we may, under certain circumstances, seek to effect business combinations with one or more than one target business, unless and until additional financing is available, we do not believe that we will have sufficient financing to pursue an additional business combination without effecting a further change in control in the Company. We are however constantly looking for any business transaction that would be in the best interests of our shareholders.

ITEM 2.  DESCRIPTION OF PROPERTY

During the latter part of the fiscal year ended March 31, 2004, we operated at 126 East 83rd Street, New York, NY 10028. In the early part of the year the Company was located at 136-m Tenth Street, Ramona, CA, where the discontinued business was located. Autocarbon had sub-leased the California space with a monthly rent of $800 per month.

Following February 15, 2004, we relocated our office to 126 E. 83rd Street, Suite 2F, New York, NY 10028, Tel.: (212) 717-4254, within office of our Sole Executive Officer and Director of the Company. There is no rent presently being charged for use of such space, which is on an oral month-to-month basis.

We do not own or intend to invest in any real property, real estate mortgages, or any other real estate backed securities. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to, nor are we aware of any threatened, litigation.

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

No matters were submitted to the shareholders for approval during the last fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL:

      We are authorized to issue 100,000,000 shares of Common Stock, at a par value $.0001 per share. As of March 31, 2004, the latest practicable date, there were approximately 33, 056, 185 shares of common stock outstanding. The number of record holders of Common Stock as of March 31, 2004 is approximately 116.

COMMON STOCK:

      The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

PRICE RANGES OF OUR COMMON STOCK:

MARKET INFORMATION

      Our Common Stock began trading on the NASD OTC Bulletin Board under the symbol "ACBO" on April 25, 2002 and traded under that symbol until October 7, 2002, when it traded under the symbol ATCB until November 18, 2003. Thereafter the shares have been traded on the "Pink Sheets."

      There is currently a limited trading market for the Company's Common Stock. The following chart lists the high and low closing bid prices for shares of the Company's Common Stock for each quarter within the last fiscal year. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

QUARTER OF FISCAL YEAR ENDED 2004:        HIGH BID      LOW BID
------------------------------------        ------------------------
First Quarter                               0.09          0.07
Second Quarter                              0.09          0.07
Third Quarter                               0.09          0.07
Fourth Quarter                              0.12          0.08

QUARTER OF FISCAL YEAR ENDED 2003:         HIGH BID      LOW BID
------------------------------------        ------------------------
First Quarter(1)                            1.29          0.5
Second Quarter                              0.51          0.005
Third Quarter                               0.12          0.01
Fourth Quarter(2)                           1.50           115

(1) Shares commenced trading on April 25, 2002. Prices are effective from May 1, 2002

(2) Effective after reverse split of one (1) for fifty (5), effective August 21, 2002 and for each quarter thereafter.

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

SECTION 16 REPORTING

              The sole officer and director of the Company has not filed his Form 3 as of the date of this report. The Company has no other information that would indicate that any other reports required to be filed on Form 3, 4 or 5 are delinquent.

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

General

      Our plan is to operate our new cosmetic business while we continue to increase shareholder value. In that regard we will seek, investigate, and consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. a merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation.

RESULTS OF OPERATIONS:

For the Year Ending March 31, 2004 vs. March 31, 2003

Net cash used in operating activities for the twelve months ended March 31, 2004, was $(61,398), compared to $(279,947) for the twelve months ended March 31, 2003. During the twelve months ended March 31, 2004, the Company had no revenues, but received cash and cash equivalents of $10,000, from financing activities and the issuance of common stock and options and $50,000 as advances from shareholders. As a result, cash on hand decreased for the twelve month period ended March 31, 2004, to $-0-.

The operating income in connection with Discontinued operations of $24,462 for the twelve month period ended March 31, 2004 resulted primarily from issuance of common stock for services and settlements of accounts payable.

LIQUIDITY AND FINANCIAL RESOURCES

      As shown in the financial statements, the Company incurred a net loss of $(34,313) during the year ended March 31, 2004, and has incurred substantial net losses of $(1,067,521) since inception. At March 31, 2004, current liabilities exceed current assets by $(52,314). These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to raise additional investment capital to provide for continued operating funds. The ultimate success of these measures is not reasonably determinable at this time.

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

      Our auditors have included an explanatory paragraph in their report for the year ended March 31, 2004, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

RISK FACTORS

Extremely Limited Operating History or No Basis for Evaluating Prospects

      We were incorporated in June 2001 and we have recently, May, 2004, commenced a new business with no previous operating history. We are currently seeking to enter into a merger or business combination with another company. Our

President/Chief Financial Officer, Simon Thurlow, was only appointed in January 2004 and has had a minimal period of time to evaluate the Company's merger prospects. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities, starting a cosmetics business and searching for additional merger or acquisition targets.

We Have Limited Resources and Extremely Limited Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern

      We have limited resources, extremely limited revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. Our auditors have included an explanatory paragraph in their report for the year ended March 31, 2004, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

We Will Be Able to Effect At Most One Additional Merger or Acquisition, and Thus May Not Have a Diversified Business

      Our resources are limited and we will most likely have the ability to effect only one additional merger or acquisition. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions

      Our ability to operate our business and to effect added mergers or acquisitions will be dependent upon the efforts of our President, Chief Financial Officer and sole director, Simon Thurlow. Notwithstanding the importance of Mr. Thurlow, we have not entered into any employment agreement or other understanding with Mr. Thurlow concerning compensation or obtained any "key man" life insurance on any of their lives. The loss of the services of Mr. Thurlow will have a material adverse effect on our business objectives. We will rely upon the expertise of Mr. Thurlow and do not anticipate that we will hire additional personnel. While we have engaged certain outside consultants who have and who will continue to assist us in evaluating merger targets, we may not have the resources to retain additional personnel as necessary.

Management Will Probably Change Upon the Consummation of a Merger

      After the closing of a merger, our current management will probably not retain any control over the Company. Mr. Thurlow intends to resign as the President/Financial Officer ands sole Director of the Company, if necessary to close on a transaction improving shareholder value. It is impossible to know at this time who the management of the Company will be after the close of a merger.

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

Current Stockholders Will Be Immediately and Substantially Diluted upon a Merger

      Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock. There are currently approximately 33,056,185, issued and outstanding, shares of common stock, leaving approximately 66,943,815 authorized but unissued shares of Common Stock available for issuance. To the extent that additional shares of Common Stock are issued in connection with a merger, our stockholders would experience dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

ITEM 7.  FINANCIAL STATEMENTS

AUTOCARBON, INC. AND SUBSIDIARY

TABLE OF CONTENTS
                                                                           PAGE

REPORT OF INDEPENDENT ACCOUNTANT                                            1

FINANCIAL STATEMENTS

    Consolidated Balance Sheet as of March 31, 2004                         2
    Consolidated Statement of Operations for the year ended
          March 31, 2004 and 2003 and for the period
         June 26, 2001 (inception) to March 31, 2004                        3
    Consolidated Statement of Stockholders' Deficit for the year
          ended  March 31, 2004                                             4
    Consolidated Statement of Cash Flows for the year ended
          March  31, 2004 and 2003 and for the period
         June 26, 2001 (inception) to March 31, 2004                        5
    Notes to Consolidated Financial Statements                             6-10

   Aaron Stein
CERTIFIED PUBLIC ACCOUNT
                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                              WOODMERE, NY 11598
                                                                 516-569-0520


To the Board of Directors and Stockholders'
     Autocarbon, Inc.

I have audited the accompanying consolidated balance sheet of Autocarbon, Inc. (a development stage company) as of March 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2004 and 2003 and for the period from June 26, 2001 (date of inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autocarbon, Inc. and Subsidiary (a development stage company) as of March 31, 2004, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and for the period from June 26, 2001 (date of inception) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


Aaron Stein CPA
Woodmere, New York
May 18, 2004

AUTOCARBON, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004


ASSETS

Current Assets
          Cash and Cash Equivalents                           $        --
                                                                              -----------

                  Total current assets                                        $        --
                                                                              -----------

                                                                              $        --
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
          Shares not Issued                                   $     1,200
          Advance from Shareholders                                51,114
                                                                              -----------

                  Total current liabilities                                   $    52,314

STOCKHOLDERS' DEFICIT
          Common Stock, $.0001 par value,
                  100,000,000 shares authorized,
                   33,056,185 issued and outstanding          $     3,306
          Additional  Paid-in Capital                           1,011,901
          Deficit Accumulated During the Development Stage     (1,067,521)
                                                                              -----------


                  Total Stockholders' Deficit                                     (52,314)
                                                                              -----------

                                                                              $        --
                                                                              ===========


                 See accompanying notes to financial statements

AUTOCARBON, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                 June 26, 2001
                                                 Year Ended       Year Ended    (Inception) to
                                                  March 31,        March 31,       March 31,
                                                    2004             2003            2004
                                                 -----------     -----------     -------------

Revenues                                         $        --     $        --     $        --

General and Administrative Expenses                       --              --              --
                                                 -----------     -----------     -----------

Income (Loss) Before Discontinued
      Operations Net of Income Taxes of $ -0-             --              --              --

Discontinued Operations,  Net of Income
      Taxes of $-0-                                  (58,775)       (580,854)     (1,065,561)

(Income) Expenses in Connection With
      Discontinued Operations,Net of Income
      Taxes of $-0-                                  (24,462)         26,422           1,960
                                                 -----------     -----------     -----------


Net Loss                                         $   (34,313)    $  (607,276)    $(1,067,521)
                                                 ===========     ===========     ===========


Loss Per Share
      Basic                                      $   (0.0052)    $   (1.9364)    $   (0.1605)
                                                 ===========     ===========     ===========


Weighted Average Number of
      Common Shares outstanding                    6,650,251         313,617       6,650,251
                                                 ===========     ===========     ===========


                 See accompanying notes to financial statements

AUTOCARBON, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' Deficit

                                                                                                       Accumulated
                                                                                                         Deficit
                                                                                      Additional       During the
                                                       Common Stock                    Paid-In        Development
                                                          Shares         Amount        Capital           Stage           Total
                                                       ------------    ----------    ------------    ------------    ------------
Common stock issued at inception -
     for services rendered                                  170,000    $       17    $     56,933    $         --    $     56,950
Issuance of common stock - private
     placement July 1 - September 30, 2001                    5,185             1         129,599              --         129,600
Issuance of common stock - private
     placement - November 1 - November 30, 2001               2,280            --          57,000              --          57,000
Issuance of common stock -
    for services rendered                                    30,000             3           9,997              --          10,000
Issuance of common stock -
    for services rendered                                     1,200            --          30,000              --          30,000
Net loss - year ended March 31, 2002                             --            --              --        (425,932)       (425,932)
                                                       ------------    ----------    ------------    ------------    ------------
Balance - March 31, 2002                                    208,665            21         283,529        (425,932)       (142,382)
Common stock issued                                           8,800             1         219,999              --         220,000
Issuanc of common stock -
    for services rendered                                    12,900             1         317,499              --         317,500
Common stock issued                                           1,200            --          15,000              --          15,000
Exercise of stock options                                     1,000            --          12,500              --          12,500

Issuance of common stock - private
    placement - January 6 - January 30, 2003                993,520            99          49,577              --          49,676
Net loss-year ended March 31, 2003                               --            --              --        (607,276)       (607,276)
                                                       ------------    ----------    ------------    ------------    ------------
Balance-March 31, 2003                                    1,226,085           122         898,104      (1,033,208)       (134,982)
Issuance of common stock-
    for services rendered                                    25,000             3          13,243              --          13,246
Common stock issued                                         200,000            20           9,980              --          10,000
Issuance of stock for acquisition of subsidiary          31,295,000         3,130          (3,130)             --              --
Rescission of common stock                                   (9,900)           (1)              1              --              --
Issuance of stock for settlement of accounts payable        320,000            32          93,703              --              --
Net loss- year ended March 31, 2004                              --            --              --         (34,313)        (34,313)
                                                       ------------    ----------    ------------    ------------    ------------

                                                         33,056,185    $    3,306    $  1,011,901    $ (1,067,521)   $   (146,049)
                                                       ============    ==========    ============    ============    ============


               See accompanying notes to financial statements

AUTOCARBON, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED  STATEMENT OF CASH FLOWS

                                                                                         June 26, 2001
                                                            Year Ended     Year Ended   (Inception) to
                                                            March 31,       March 31,      March 31,
                                                               2004           2003            2004
                                                           -----------    -----------    -------------
Cash Flows from Operating Activities:

      Net Loss From Discontinued Operations                $   (34,313)   $  (607,276)   $(1,067,521)

      Adjustments to reconcile net loss to cash
           used in operating activities
             Issuance of common stock for services
                and settlement of accounts payable             106,981        317,500        521,431
             Shares issued for acquisition of subsidiary
             Depreciation                                           --             --          8,575
                                                           -----------    -----------    -----------

                                                                72,668       (289,776)      (537,515)

      Changes in Assets and Liabilities
           (Increase) decrease in:
              Accounts Receivable                                   --          5,603             --
           Increase (decrease) in:
              Accounts Payable                                (134,066)        37,879             --
             Deferred Revenue                                       --        (23,129)            --
             Customer Deposits Payable                              --        (10,524)            --
                                                           -----------    -----------    -----------

             Net Cash Used in Operating Activities             (61,398)      (279,947)      (537,515)
                                                           -----------    -----------    -----------

Cash Flows from Investing Activities
      Purchase of fixed assets - computer software                  --             --        (34,300)
      Write-off of net assets of discontinued -
           operation                                                --         25,725         25,725
                                                           -----------    -----------    -----------

             Net Cash Used in Investing Activities                  --         25,725         (8,575)
                                                           -----------    -----------    -----------

Cash Flows from Financing Activities
      Proceeds from issuance of common stock and options        10,000        297,176        493,776
      Advances from shareholders                                51,114             --         51,114
      Payment for shares not issued                                 --       (211,460)         1,200
                                                           -----------    -----------    -----------

             Net Cash Provided by Financing Activities          61,114         85,716        546,090
                                                           -----------    -----------    -----------

Net increase in cash                                              (284)      (168,506)            --

Cash at beginning of period                                        284        168,790             --
                                                           -----------    -----------    -----------

Cash at end of period                                      $        --    $       284    $        --
                                                           ===========    ===========    ===========


             See accompanying notes to financial statements

                         AUTOCARBON, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

           Business

           The Company is engaged in the sale and marketing of a cosmetic cream to the construction industry. The cream is designed to block transmission of fiberglass particles from attaching to the skin and hence causing irritation thereto. The Company has discontinued its prior business related to carbon fiber and composite products. The Company's focus has historically been on the auto industry and the many different types of components consisting of wheels and other body parts that are used in the production of automobiles. The Company has marketed and sold products manufactured for the Company by Rocket Composites, Ltd., a privately owned company that was located in the United Kingdom that was wholly owned, controlled and operated by the Company's Chairman, James Miller, pursuant to a five-year distribution agreement. The distribution agreement with Rocket has been terminated and Rocket has been placed in liquidation. As a result, the Company has had to secure other sources for product manufacturing. In order to do so, the Company had entered into a share exchange agreement with Autocarbon Ltd. and the shareholders of Autocarbon Ltd., pursuant to which the Company had agreed to purchase all of the issued and outstanding capital stock of Autocarbon Ltd. in exchange for an aggregate of 9,447,160 shares of the Company. Autocarbon Ltd. is a privately owned company located in the United Kingdom, in which James Miller; the Company's Chairman is a minority shareholder. Due to Autocarbon Ltd's inability to fulfill the terms of the share exchange agreement on March 22, 2004, the Directors of the Company have deemed this transaction null and void. As A result of the aforementioned facts the Company determined to discontinue its carbon fiber operations, acquire via its subsidiary corporation, New Concepts Nutraceuticals, Inc. ("NCN"), a new cosmetics business, and will continue to seek to effectuate an acquisition or merge into another business entity. The Company has negotiated settlement agreements with all of its creditors.

           On January 19, 2004 the Company entered into a stock purchase agreement and plan of reorganization to acquire all of the issued and outstanding shares of NCN in a transaction intended to qualify as a tax-free exchange pursuant to section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. NCN will be a wholly owned subsidiary of the Company. NCN was until recently in the business of offering for sale weight management and nutritional supplement products to the general public. In May 2004 it commenced sales of a new cosmetic product and ceased its other busiensses.

                         AUTOCARBON, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

           FIXED ASSETS - Fixed assets of the prior business consists of CAD production software have been written off. Major expenditures that substantially increase the useful lives of assets are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated amortization are removed from the accounts and resulting gains or losses are included in income. Amortization will be provided on a straight- line basis over the estimated useful lives of the assets.

           DEFERRED REVENUE - Deferred revenue represents amounts received from customers for tooling costs that will be amortized over an estimated number of units delivered pursuant to the customers purchase order.

                         AUTOCARBON, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                         AUTOCARBON, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

           The Company issued 31,295,000 shares of common stock to the shareholders of New Concept Nutriceuticals, Inc. (NCN) in exchange for all of the issued and outstanding shares of NCN. The shares were exchanges on the basis of 10 shares of the Company for each share owned of NCN. The Companies President owned 3,000,000 shares of NCN at the time of this transaction. As a result of this transaction 30,000,000 shares of the Company were issued to the Companies President.

           The Company issued 320,000 shares of common stock in settlement with creditors who collectively were owed $93,735.

                         AUTOCARBON, INC. AND SUNSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

      Control of the Company recently changes and new management is just developing and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the sole Executive Officer and Financial Officer.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information with respect to the directors and executive officers as of March 31, 2004.

Name                       Age              Position(s) Held
------------------------------------------------------------------
Simon Thurlow              39               President and Director


SIMON THURLOW, PRESIDENT/FINANCIAL OFFICER AND SOLE DIRECTOR

      Mr. Thurlow has been the President/Financial Officer since January 26, 2004 and sole Director of the Registrant since February 15, 2004. He has been employed as a part time law clerk for Roger Fidler, Esq., in New Jersey since 2000 and the Law Office of Michael S. Krome since February 2002. From 1999 to 2001 Mr. Thurlow was the President of LHW Equities, Inc., a boutique investment banking concern. From 1998 to 1999, he was a vice president of ThurCon Capital Corporation, Inc., a boutique investment banking concern. From 1995 to 1998 he was a registered representative with Bernard Richards Securities, Inc., a firm specializing in bankrupt and distressed companies.

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

      For the fiscal year ended March 31, 2004, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

Name                    Fiscal Year      Cash Compensation     Restricted
                                                               Compensation (1)
--------------------------------------------------------------------------------
Simon Thurlow           2004             $0.00                      -0-
Simon Thurlow           2003             $0.00                 30,000,000 shares

(1) Received in exchange for shares of NCN in the form of restricted shares of common stock. There is no realistic market valuation at this time


DIRECTOR COMPENSATION:

      Our director(s) receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

DIRECTOR AND OFFICER INSURANCE:

      The Company has no directors and officers ("D & O") liability insurance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 30, 2004, by (i) each person

(including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 100,000,000 shares of common stock, each of which had a $.0001 per share par value.

      As of June 30, 2004, a total of approximately 33,056,185 shares of Common Stock, have been issued and are outstanding.

Shareholder*                                     Number            Percentage
                                                                   Ownership
-------------------------------------------------------------------------------
Simon P. Thurlow (1)                             30,000,000        90.75%

Directors and Officers                           30,000,000        90.75%
         as a group (1 person)

*    Address of shareholder is c/o the Company, unless otherwise indicated

(1)  Director and Officer


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

30,000,000 shares of the Company's common stock were issued to the President and sole director of the Company in exchange for all issued and outstanding shares of NCN.

ITEM 13.   EXHIBITS

                                     INDEX TO EXHIBITS
--------------------------------------------------------------------------------
    SEC REFERENCE                TITLE OF DOCUMENT
       NUMBER
--------------------------------------------------------------------------------
         2.1                     Stock Purchase Agreement and
                                 Plan of Reorganization between
                                 Autocarbon, Inc. and New Concepts
                                 Nutraceuticals dated January 27, 2004
--------------------------------------------------------------------------------
         3.1                     Articles of Incorporation                   (1)
--------------------------------------------------------------------------------
         3.2                     Amendment to Articles of                    (1)
                                 Incorporation
--------------------------------------------------------------------------------
         3.3                     Additional Amendments to                    (1)
                                 Articles of Incorporation
--------------------------------------------------------------------------------
         3.4                     Bylaws                                      (1)
--------------------------------------------------------------------------------
         31.1                    Certification of Chief Executive Officer

         32.2 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to section 906 of the Sarbanes-Oxley act of 2002

(1) These documents are hereby incorporated by reference to Form SB-2, as amended, filed on August 17, 2001
--------------------------------------------------------------------------------

Reports on Form 8-K

The Following Reports on Form 8-k were filed during the last quarter covered by this report:

On January 17, 2004, we filed a Form 8-K for items 1, Change of Control of Registrant, Item 2, Acquisition or Disposal of Assets and Item 5, Appointment or Resignation of Directors.

On March 18, 2004, we filed an amendment to the previous Form 8-K.

These reports are incorporated herein by reference in their entirety.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      During the fiscal year ended March 31, 2004, $11,000 in audit, audit-related, tax or other fees were paid for professional services rendered by the independent certified public accountant who audited the financial statements of the Delaware corporation that are filed herewith as those of the Company. See
Item 7, "Financial Statements", above.

      During the fiscal year ended March 31, 2004, the Registrant did not have an audit committee.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Autocarbon, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on June 30, 2004.

AUTOCARBON, INC.


By /s/ Simon Thurlow
   --------------------------
   Simon Thurlow, President/Financial Officer/Secretary and Sole Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on June 30, 2004

Signature                           Title                     Date
------------                        ------                    ------
/s/ Simon Thurlow                   President/Secretary       June 30, 2004
-----------------                    and Sole Director
    Simon Thurlow