Form 10QSB
period 2004-06-30
AUTOCARBON INC
filed 2004-09-08
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO

                                   005-78248
                            (Commission file number)

                                AUTOCARBON, INC.
       (Exact name of small business issuer as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   33-0976805
                       (IRS Employer Identification No.)

                126 E. 83RD STREET, SUITE 2F, NEW YORK, NY 10028
                    (Address of principal executive offices)

                                   (212) 717-4254
                            (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)


                    CLASS                      OUTSTANDING AS OF JUNE 30, 2004
                    -----                      -------------------------------
        COMMON STOCK, $.0001 PAR VALUE                    33,056,185


Transitional Small Business Disclosure Format (check one):  |_| Yes  |X| No

================================================================================
--------------------------------------------------------------------------------

                                AUTOCARBON, INC.

                                  FORM 10-QSB
                                 JUNE 30, 2004

                                     INDEX


                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets..........................................2
         Consolidated Statements of Operations................................3
         Consolidated Statements of Cash Flows................................4
         Consolidated Statements of Stockholders' Equity......................5
         Notes to Consolidated Financial Information..........................6

Item 2.  Management's Discussion & Analysis..................................10

Item 3.  Controls and Procedures.............................................11


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................11

Item 2.  Changes In Securities...............................................11

Item 3.  Defaults Upon Senior Securities.....................................11

Item 4.  Submission Of Matters To A Vote Of Security Holders.................11

Item 5.  Other Information...................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

Certifications...............................................................12

================================================================================

AUTOCARBON, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash and Cash Equivalents                                           $        --

                                                                    -----------
Total current assets                                                $        --
                                                                    -----------
                                                                    $        --
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Shares not Issued                                                   $     1,200
Advance from Shareholders                                                51,114
                                                                    -----------
Total current liabilities                                           $    52,314
                                                                    -----------

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
                                                                    ===========

================================================================================

AUTOCARBON, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

                                          Three Months    Three Months    June 26, 2001
                                                 Ended           Ended    Inception) to
                                          June 30,2004    June 30,2003    June 30, 2004
                                           (Unaudited)     (Unaudited)      (Unaudited)
                                        --------------  --------------   --------------
Revenues                                $           --  $           --   $           --

General & Administrative Expenses                   --              --               --
                                        --------------  --------------   --------------

Income (Loss) Before Discontinued
Discontinued Operations,  Net of
Income Taxes of $-0-                                --              --               --
                                        --------------  --------------   --------------

Discontinued Operations,  Net of
Income Taxes of $-0-                                --          (9,129)      (1,065,561)

Expenses (Income) in Connection With
Discontinued Operations,  Net of
Income Taxes of $-0-                                --           9,400            1,960
                                        --------------  --------------   --------------


Net Loss                                            --  $      (18,529)  $   (1,067,521)
                                        ==============  ==============   ==============

Loss Per Share
Basic                                   $           --  $      (0.0136)  $      (0.0323)
                                        ==============  ==============   ==============

Weighted Average Number of
Common Shares outstanding                   33,056,185       1,357,677       33,056,185
                                        ==============  ==============

================================================================================

AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                             Three Months     Three Months    June 26, 2001
                                                    Ended            Ended   (Inception)to
                                            June 30, 2004     June 30,2003    June 30, 2004
                                              (Unaudited)      (Unaudited)      (Unaudited)
                                           --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss From Discontinued
Operations:                                $           --   $      (18,529)  $   (1,067,521)

Adjustments to reconcile net loss to cash
used in operating activities:
Issuance of stock for services                         --           13,246          521,431
Depreciation                                           --               --            8,575
                                           --------------   --------------   --------------
                                                       --           (5,283)        (537,515)
Changes in Assets and Liabilities
(Increase) decrease in:
Increase (decrease) in:
Accounts Payable                                       --           (4,976)         129,090
Net Cash Used in Operating Activities                  --          (10,259)        (408,425)
                                           --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets -  software                   --               --          (34,300)
Write-off of net assets of
    discontinued - operation                           --               --           25,725
                                           --------------   --------------   --------------

Net Cash Used in Investing Activities                  --               --           (8,575)
                                           --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock & options              --           10,000          493,776
Advances from Shareholders                                                           51,114
Payment for shares not issued                          --               --            1,200
Net Cash Provided by Financing
Activities                                             --           10,000          546,090
                                           --------------   --------------   --------------

Net increase in cash                                   --             (259)              --

Cash at beginning of period                            --              284               --

                                           --------------   --------------   --------------
Cash at end of period                      $            0   $           25               --
                                           ==============   ==============   ==============

================================================================================

AUTOCARBON, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                           Common
                                            Stock        Paid-In       Development
                                           Shares         Amount         Capital        Stage          Total
                                        ------------   ------------   ------------   ------------   ------------
Common stock issued at inception -
for services rendered                        170,000   $         17   $     56,933   $         --   $     56,950

Issuance of common stock - private
placement July 1 - September 30, 2001          5,185              1        129,599             --        129,600

Issuance of common stock - private
placement - November 1- 30, 2001               2,280             --         57,000             --         57,000

Issuance of common stock -
for services rendered                         30,000              3          9,997             --         10,000

Issuance of common stock -
for services rendered                          1,200             --         30,000             --         30,000

Net loss - year ended March 31, 2002              --             --             --       (425,932)      (425,932)
                                        ------------------------------------------------------------------------
Balance - March 31, 2002                     208,665             21        283,529
                                                                                         (425,932)      (142,382)

Common stock issued                            8,800              1        219,999             --        220,000

Issuanc of common stock -
for services rendered                         12,900              1        317,499             --        317,500

Common stock issued                            1,200             --         15,000             --         15,000

Exercise of stock options                      1,000             --         12,500             --         12,500

Issuance of common stock - private
placement - January 6 - January 30,
2003                                         993,520             99         49,577             --         49,676

Net loss-year ended March 31, 2003                --             --             --       (607,276)      (607,276)
                                        ------------   ------------   ------------   ------------   ------------

Balance-March 31, 2003                     1,226,085            122        898,104     (1,033,208)      (134,982)

Issuance of common stock-
for services rendered                         25,000              3         13,243             --         13,246

Common stock issued                          200,000             20          9,980             --         10,000

Issuance of stock for acquisition of
subsidiary                                31,295,000          3,130         (3,130)            --             --

Rescission of common stock                    (9,900)            (1)             1             --             --

Issuance of stock for settlement of
accounts payable                             320,000             32         93,703             --             --

Net loss- year ended March 31, 2004               --             --             --        (34,313)       (34,313)

Net loss-quarter ended June 30, 2004              --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------
Balance-June 30, 2004                     33,056,185   $      3,306   $  1,011,901   $ (1,067,521)  $   (146,049)
                                        ============   ============   ============   ============   ============

================================================================================

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

            BUSINESS

            The Company, through its New Concepts Nutraceuticals (NCN) wholly owned subsidiary, is engaged in the sale and marketing of a cosmetic cream to the construction industry. The cream is designed to block transmission of fiberglass particles from attaching to the skin and hence causing irritation thereto. The Company has discontinued its prior business related to carbon fiber and composite products.

            NCN was until recently in the business of offering for sale weight management and nutritional supplement products to the general public. The Company is contemplating selling NCN, whose operating results have been immaterial, to a third party buyer.

            GOING CONCERN CONSIDERATIONS

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company intends to resolve its liquidity problems through pursuing a merger or combination with an profitable third party buyer. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

================================================================================

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

            FIXED ASSETS - Fixed assets of the prior business consisted of CAD production software that have been written off. Major expenditures that substantially increase the useful lives of assets are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated amortization are removed from the accounts and resulting gains or losses are included in income. Amortization will be provided on a straight- line basis over the estimated useful lives of the assets.

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

================================================================================

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

================================================================================

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

================================================================================

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


            EQUIPMENT AND EMPLOYEES

As of March 31, 2004, we had acquired our subsidiary, NCN, which has very limited business operations, and thus no equipment and no employees. Mr. Thurlow, the new President, Chief Financial Officer and director of the Company and the subsidiary, does not receive any salary.


SUBSEQUENT TRANSACTIONS

None

RESULTS OF OPERATIONS

During the first quarter of the Registrant's fiscal year, ending June 30, 2004, the Registrant's operating unit did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.


LIQUIDITY AND FINANCIAL RESOURCES

The Company experienced sales, expenses, and a profit of zero for the quarter ended June 30, 2004. For the quarter ended June 30, 2003, the Company incurred a net loss of $(18,529).

These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

================================================================================

ITEM 3. CONTROLS AND PROCEDURES

The Registrant's principal executive officer/principal financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 8, 2004, has concluded that the Registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The Registrants' principal executive officers and principal financial officer has concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to July 1, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         31.1     Section 302 Certification
         32.1     Section 906 Certification
         ------------
* These documents are hereby incorporated by reference to Form SB-2, as amended, filed on August 17, 2001

(b) Reports on Form 8-K filed during the three months ended June 30, 2004.

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 8, 2004
                                      Autocarbon, Inc.

                                      /s/ Simon Thurlow
                                      ------------------------------------------
                                      Simon Thurlow, President/Financial Officer

================================================================================