Form 10QSB
period 2004-09-30
AUTOCARBON INC
filed 2004-12-14
CIK 1157300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

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

                126 E. 83RD STREET, SUITE 3A, NEW YORK, NY 10028
                    (Address of principal executive offices)

                                 (212) 717-4254
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

           CLASS                           OUTSTANDING AS OF SEPTEMBER 30, 2004
           -----                           ------------------------------------
COMMON STOCK, $.0001 PAR VALUE                           33,056,185


    Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

================================================================================

                                AUTOCARBON, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2004

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets .......................................    2
        Consolidated Statements of Operations .............................    3
        Consolidated Statements of Cash Flows .............................    4
        Consolidated Statements of Stockholders' Equity ...................    5
        Notes to Consolidated Financial Information .......................    6

Item 2 Management's Discussion & Analysis .................................   10

Item 3 Controls and Procedures ............................................   11


Part II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   11

Item 2. Changes In Securities .............................................   11

Item 3. Defaults Upon Senior Securities ...................................   11

Item 4. Submission Of Matters To A Vote Of Security Holders.. 11

Item 5. Other Information .................................................   11

Item 6. Exhibits and Reports on Form 8-K ..................................   11

Signatures ................................................................   12

Certifications ............................................................   12

AUTOCARBON, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash and Cash Equivalents                           $        --

                                                                  --------------
Total current assets                                              $          --
                                                                  --------------
                                                                  $          --
                                                                  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities                                 $        --

                                                                  --------------
Total current liabilities                                         $          --
                                                                  --------------

STOCKHOLDERS' DEFICIT
Common Stock, $.0001 par value,
 100,000,000 shares authorized,
 33,056,185 issued and outstanding                  $     3,306
Additional  Paid-in Capital                           1,064,205
Deficit Accumulated During the Development Stage     (1,067,521)
                                                                  --------------
Total Stockholders' Deficit                                                  --
                                                                  --------------
                                                                  $          --
                                                                  ==============

AUTOCARBON, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                      2004             2003
                                                   (Unaudited)      (Unaudited)
                                                   ----------       ----------
Revenues                                           $       --       $       --

General & Administrative Expenses                          --               --
                                                   ----------       ----------

Income (Loss) Before Discontinued
Discontinued Operations,  Net of
Income Taxes of $-0-                                       --               --
                                                   ----------       ----------

Discontinued Operations,  Net of
Income Taxes of $-0-                                       --               --

Expenses (Income) in Connection With Discontinued
Operations,
Net of Income Taxes of $-0-                                --               --
                                                   ----------       ----------
Net Loss                                                   --               --
                                                   ==========       ==========
Loss Per Share Basic                               $       --       $       --
                                                   ==========       ==========
Weighted Average Number of
Common Shares outstanding                          33,056,185        1,391,011
                                                   ==========       ==========

AUTOCARBON, INC.  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

                                               Six Months                  Six Months               June 26, 2001
                                                    Ended                       Ended              (Inception) to
                                                September                   September                   September
                                                 30, 2004                    30, 2003                    30, 2004
                                               (Unaudited)                 (Unaudited)                 (Unaudited)
                                                ----------               ------------                ------------
Revenues                                        $       --               $         --                $         --

General & Administrative Expenses                       --                         --                          --
                                                ----------               ------------                ------------

Income (Loss) Before Discontinued
Discontinued Operations,  Net of
Income Taxes of $-0-                                    --                         --                          --
                                                ----------               ------------                ------------

Discontinued Operations,  Net of
Income Taxes of $-0-                                    --                     (9,129)                 (1,065,561)

Expenses (Income) in Connection
With Discontinued Operations,
Net of Income Taxes of $-0-                             --                      9,400                       1,960
                                                ----------               ------------                ------------

Net Loss                                                --               $    (18,529)               $ (1,067,521)
                                                ==========               ============                ============
Loss Per Share Basic                            $       --               $     (0.013)               $     (0.032)
                                                ==========               ============                ============
Weighted Average Number of
Common Shares outstanding                       33,056,185                  1,391,011                  33,056,185
                                                ==========               ============                ============

AUTOCARBON.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

                                                        Six Months                 Six Months              June 26, 2001
                                                             Ended                      Ended              (Inception)to
                                                     September 30,               September 30              September 30,
                                                              2004                       2003                       2004
                                                        (Unaudited)                (Unaudited)                (Unaudited)
                                                        -----------                -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss From Discontinued Operations:                  $        --                $   (18,529)               $(1,067,521)

Adjustments to reconcile net loss to cash
used in operating activities:
Issuance of stock for services                                   --                     13,246                    521,431
Depreciation                                                     --                         --                      8,575
                                                        -----------                -----------                -----------
                                                                 --                     (5,283)                  (537,515)
Changes in Assets and Liabilities
(Increase) decrease in:
Increase (decrease) in:
Accounts Payable                                                 --                     (4,976)                        --
                                                        -----------                -----------                -----------
Net Cash Used in Operating Activities                            --                    (10,259)                  (537,515)
                                                        -----------                -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets -  software                             --                         --                    (34,300)
Write-off of net assets of
    discontinued - operation                                     --                         --                     25,725
                                                        -----------                -----------                -----------

Net Cash Used in Investing Activities                            --                         --                     (8,575)
                                                        -----------                -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock & options                        --                     10,000                    493,776
Increase in Paid-in Capital                                  52,314
Advances from Shareholders                                  (51,114)                    51,114
Payment for shares not issued                                (1,200)                        --                      1,200

Net Cash Provided by Financing Activities                        --                     10,000                    546,090
                                                        -----------                -----------                -----------

Net increase in cash                                             --                       (259)                        --

Cash at beginning of period                                      --                        284                         --

                                                        -----------                -----------                -----------
Cash at end of period                                   $         0                $        25                $        --
                                                        ===========                ===========                ===========

AUTOCARBON, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                                           Common
                                                            Stock                      Paid-In      Development
                                                           Shares       Amount         Capital            Stage          Total
                                                           ------       ------         -------            -----          -----
Common stock issued at inception -
for services rendered                                      170,000    $        17    $    56,933    $        --    $    56,950
Issuance of common stock - private
placement July 1 - September 30, 2001                        5,185              1        129,599             --        129,600
Issuance of common stock - private
placement - November 1- 30, 2001                             2,280             --         57,000             --         57,000
Issuance of common stock -
for services rendered                                       30,000              3          9,997             --         10,000
Issuance of common stock -
for services rendered                                        1,200             --         30,000             --         30,000
Net loss - year ended March 31, 2002                            --             --             --       (425,932)      (425,932)
                                                       -----------    -----------    -----------    -----------    -----------
Balance - March 31, 2002                                   208,665             21        283,529       (425,932)      (142,382)

Common stock issued                                          8,800              1        219,999             --        220,000
Issuance of common stock -
for services rendered                                       12,900              1        317,499             --        317,500
Common stock issued                                          1,200             --         15,000             --         15,000
Exercise of stock options                                    1,000             --         12,500             --         12,500
Issuance of common stock - private
placement - January 6 - January 30, 2003                   993,520             99         49,577             --         49,676
Net loss-year ended March 31, 2003                              --             --             --       (607,276)      (607,276)
                                                       -----------    -----------    -----------    -----------    -----------
Balance-March 31, 2003                                   1,226,085            122        898,104     (1,033,208)      (134,982)
Issuance of common stock-
for services rendered                                       25,000              3         13,243             --         13,246
Common stock issued                                        200,000             20          9,980             --         10,000
Issuance of stock for acquisition of subsidiary         31,295,000          3,130         (3,130)            --             --
Rescission of common stock                                  (9,900)            (1)             1             --             --
Issuance of stock for settlement of accounts payable       320,000             32         93,703             --             --
Net loss- year ended March 31, 2004                             --             --             --        (34,313)       (34,313)
Shareholder Debt Forgiveness                                                              52,314
Net loss-period ended September 30, 2004                        --             --             --             --             --
                                                       -----------    -----------    -----------    -----------    -----------
Balance-September 30, 2004                              33,056,185    $     3,306    $ 1,067,521    ($1,067,521)   ($  146,049)
                                                       ===========    ===========    ===========    ===========    ===========

                                AUTOCARBON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      BUSINESS

      The Company, through its New Concepts Nutraceuticals (NCN) wholly owned subsidiary, was engaged in the sale and marketing of a cosmetic cream to the construction industry. The Company has discontinued its prior business related to carbon fiber and composite products.

      On September 15, 2004, the Company sold 100% of its NCN subsidiary to National Vending Systems, an unaffiliated entity, for a consideration of two hundred dollars.

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

            BUSINESS

The Company was previously engaged in the sale and marketing of carbon fiber and composite products. That business was discontinued on or before February, 2003. The Company had recently refocused its business model to market and distribute a cosmetic product through its wholly-owned subsidiary, New Concepts Nutraceuticals, Inc. ("NCN"), a Delaware corporation. As previously stated the Company sold NCN on September 15, 2004.

On September 29, 2004, the Board of Directors entered into a compensation agreement with Simon P. Thurlow. As more fully explained in the Form S-8 filed with the SEC on October 22, 2004, Mr. Thurlow is entitled to 1,100,000 shares of Company common stock as compensation for services rendered and to reimburse him for certain expenses that have been disbursed on the Company's behalf. The Company and its present and future subsidiaries jointly and severally agree to indemnify and hold harmless the President against any loss, claim, damage or liability whatsoever, (including reasonable attorneys' fees and expenses), to which President may become subject as a result of performing any act (or omitting to perform any act) contemplated to be performed by the President each pursuant to this Agreement unless such loss, claim, damage or liability arose out of President's negligence, or intentional misconduct.

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

            EQUIPMENT AND EMPLOYEES

The Company has very limited business operations, and thus has no equipment. Mr. Thurlow is President, Chief Financial Officer and director of the Company and its only employee.

SUBSEQUENT TRANSACTIONS

None

RESULTS OF OPERATIONS

During the second quarter of the Registrant's fiscal year, ending September 30, 2004, the Registrant did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant.

LIQUIDITY AND FINANCIAL RESOURCES

The Company experienced sales, expenses, and a profit of zero for the quarter ended September 30, 2004. The Company had no assets as of September 30, 2004, and is therefore reliant on advances from shareholders to pay for its expenses. During this quarter certain shareholders agreed with the Company to forgive $52,314 in advances and a liability for shares not issued.

These factors raise doubts about the Company's ability to continue as a going concern. It is the intention of the Company's management to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

(b) Reports on Form 8-K filed during the three months ended September 30, 2004.

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2004
                                      Autocarbon, Inc.

                                      /s/ Simon Thurlow
                                      ------------------------------------------
                                      Simon Thurlow, President/Financial Officer