Form 10QSB/A
period 2004-06-30
Global Pharmatech, Inc.
filed 2005-03-10
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO

                                   005-78248
                            (Commission file number)

                             GLOBAL PHARMATECH, INC.
       (Exact name of small business issuer as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   33-0976805
                       (IRS Employer Identification No.)

          89 Ravine Edge Drive, Richmond Hill, Ontario, Canada L4E 4J6
                    (Address of principal executive offices)

                                   (905) 787-8225
                            (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

                    CLASS                      OUTSTANDING AS OF MARCH 8, 2005
                    -----                      -------------------------------
        COMMON STOCK, $.0001 PAR VALUE                    3,415,627

Transitional Small Business Disclosure Format (check one):  |_| Yes  |X| No

================================================================================
--------------------------------------------------------------------------------

                GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.)
                                  FORM 10-QSB
                                 JUNE 30, 2004

                                     INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets..........................................2
         Consolidated Statements of Operations................................3
         Consolidated Statements of Stockholders' Deficit.....................4
         Consolidated Statements of Cash Flows................................5
         Notes to Consolidated Financial Information..........................6

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

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

Certifications...............................................................12

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

To the Board of Directors and Stockholders
     Global Pharmatech, Inc. (F/K/A Autocarbon, Inc.) and Subsidiary

I have reviewed the accompanying consolidated balance sheet of Global Pharmatech, Inc. (F/K/A Autocarbon, Inc.) and Subsidiary (a development stage company) as of June 30, 2004, and the related consolidated statements of operations for the three-month periods ended June 30, 2004 and 2003 and for the period from June 26, 2001 (Inception) to June 30, 2004, changes in stockholders' deficit for the three-month periods ended June 30, 2004 and 2003 and for the period from June 26, 2001 (Inception) to June 30, 2004, and cash flows for the three-month periods ended June 30, 2004 and 2003 and for the period from June 26, 2001 (Inception) to June 30, 2004. These interim financial statements are the responsibility of the Company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aaron Stein CPA
Woodmere, New York
March 4, 2005

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A Development Stage Company)
 BALANCE SHEET
JUNE 30, 2004
(Unaudited)

ASSETS

Current Assets
        Cash and Cash Equivalents                                    $        --
                                                                     -----------

               Total current assets                                                 $        --
                                                                                    -----------

                                                                                    $        --
                                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Shares Not Issued                                            $     1,200
        Advance From Shareholders                                         51,114
                                                                     -----------
               Total Current Liabilities                                                 52,314

STOCKHOLDERS' DEFICIT
        Common Stock, $.0001 par value,
               100,000,000 shares authorized,
                33,056,185 issued and outstanding                    $     3,306
        Additional  Paid-in Capital                                    1,011,901
        Deficit Accumulated During the Development Stage              (1,067,521)
                                                                     -----------

               Total Stockholders' Deficit                                              (52,314)
                                                                                    -----------

                                                                                    $        --
                                                                                    ===========

      See accompanying notes to consolidated financial statements

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                                            June 26, 2001
                                               Three Months  Three Months   (Inception) to
                                                  Ended         Ended          June 30,
                                              June 30, 2004  June 30, 2003      2004
                                               -----------   ------------    ------------
                                               (Unaudited)    (Unaudited)    (Unaudited)
Revenues                                       $        --   $         --    $         --

General and Administrative Expenses                     --             --              --
                                               -----------   ------------    ------------
Income (Loss) Before Discontinued

     Operations Net of Income Taxes of $ -0-            --             --              --
                                               -----------   ------------    ------------
Discontinued Operations,  Net of Income
     Taxes of $-0-                                      --         (9,129)     (1,065,561)

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                      --          9,400           1,960
                                               -----------   ------------    ------------

Net Loss                                       $        --   $    (18,529)   $ (1,067,521)
                                               ===========   ============    ============

Loss Per Share
     Basic                                     $        --          (0.01)          (0.03)
                                               ===========   ============    ============

Weighted Average Number of
     Common Shares Outstanding                  33,056,185      1,357,677      33,056,185
                                               ===========   ============    ============

         See accompanying notes to consolidated financial statements.

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                   Accumulated
                                                                                                     Deficit
                                                                                     Additional     During the
                                                       Common Stock                    Paid-In     Development
                                                          Shares        Amount         Capital         Stage          Total
                                                       -----------    -----------    -----------    -----------    -----------
Common stock issued at inception -
    for services rendered                                  170,000    $        17    $    56,933    $        --    $    56,950
Issuance of common stock - private
    placement July 1 - September 30, 2001                    5,185              1        129,599             --        129,600
Issuance of common stock - private
    placement - November 1 - November 30, 2001               2,280             --         57,000             --         57,000
Issuance of common stock -
   for services rendered                                    30,000              3          9,997             --         10,000
Issuance of common stock -
   for services rendered                                     1,200             --         30,000             --         30,000
Net loss - year ended March 31, 2002                            --             --       (425,932)      (425,932)
                                                       -----------    -----------    -----------    -----------    -----------
Balance - March 31, 2002                                   208,665             21        283,529       (425,932)      (142,382)
Common stock issued                                          8,800              1        219,999             --        220,000
Issuance of common stock -
   for services rendered                                    12,900              1        317,499             --        317,500
Common stock issued                                          1,200             --         15,000             --         15,000
Exercise of stock options                                    1,000             --         12,500             --         12,500

Issuance of common stock - private
   placement - January 6 - January 30, 2003                993,520             99         49,577             --         49,676
Net loss-year ended March 31, 2003                              --             --             --       (607,276)      (607,276)
                                                       -----------    -----------    -----------    -----------    -----------
Balance-March 31, 2003                                   1,226,085            122        898,104     (1,033,208)      (134,982)
Issuance of common stock-
   for services rendered                                    25,000              3         13,243             --         13,246
Common stock issued                                        200,000             20          9,980             --         10,000
Issuance of stock for acquisition of subsidiary         31,295,000          3,130         (3,130)            --             --
Rescission of common stock                                  (9,900)            (1)             1             --             --
Issuance of stock for settlement of accounts payable       320,000             32         93,703             --         93,735
Net loss- year ended March 31, 2004                             --             --             --        (34,313)       (34,313)
                                                       -----------    -----------    -----------    -----------    -----------
Balance-March 31, 2004                                  33,056,185          3,306      1,011,901     (1,067,521)       (52,314)
Net loss - quarter ended June 30, 2004                          --             --             --             --             --
                                                       -----------    -----------    -----------    -----------    -----------

Balance - June 30, 2004                                33,056,185.00  $     3,306    $ 1,011,901    $(1,067,521)   $   (52,314)
                                                       ===========    ===========    ===========    ===========    ===========

        See accompanying notes to consolidated financial statements.

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS

                                                                                                June 26, 2001
                                                                  Three Months    Three Months (Inception) to
                                                                      Ended          Ended        June 30,
                                                                  June 30, 2004  June 30, 2003      2004
                                                                   -----------    -----------    -----------
                                                                   (Unaudited)    (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:

        Net Loss                                                   $        --    $   (18,529)   $(1,067,521)

        Adjustments to reconcile net loss to cash
             used in operating activities
              Issuance of common stock for services                         --         13,246        521,431
              Depreciation                                                  --             --          8,575
                                                                   -----------    -----------    -----------

                                                                            --         (5,283)      (537,515)

        Changes in Assets and Liabilities
             (Increase) decrease in:

               Accounts Receivable                                          --             --             --
             Increase (decrease) in:
               Accounts Payable                                             --         (4,976)            --
              Deferred Revenue                                              --             --             --
              Customer Deposits Payable                                     --             --             --
                                                                   -----------    -----------    -----------

              Net Cash Used in Operating Activities                         --        (10,259)      (537,515)
                                                                   -----------    -----------    -----------

Cash Flows from Investing Activities

        Purchase of fixed assets - computer software                        --             --        (34,300)
        Write-off of net assets of discontinued -
             operation                                                      --             --         25,725
                                                                   -----------    -----------    -----------

              Net Cash Used in Investing Activities                         --             --         (8,575)
                                                                   -----------    -----------    -----------

Cash Flows from Financing Activities

        Proceeds from issuance of common stock and options                  --         10,000        493,776
        Advance from shareholders                                           --             --         51,114
        Payment for shares not issued                                       --             --          1,200
                                                                   -----------    -----------    -----------

              Net Cash Provided by Financing Activities                     --         10,000        546,090
                                                                   -----------    -----------    -----------

Net increase(decrease) in cash                                              --           (259)            --

Cash at beginning of periods                                                --            284             --
                                                                   -----------    -----------    -----------

Cash at end of periods                                             $        --    $        25    $        --
                                                                   ===========    ===========    ===========

    See accompanying notes to consolidated financial statements

        GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  GENERAL ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2004

         Organization

         GlobalPharmatech, Inc. (formerly Autocarbon, Inc. and previously Autocarbon.com, Inc.) (the "Company") was incorporated on June 26, 2001 under the laws of the State of Delaware as Autocarbon.com, Inc. On October 25, 2002 Autocarbon, Inc. was incorporated under the laws of the State of Delaware and became a wholly owned subsidiary of Autocarbon.com, Inc. and was merged into Autocarbon.com, Inc. on October 28, 2002. The surviving corporation, Autocarbon.com, Inc. changed its name to Autocarbon, Inc. (see Note 3)

         On January 26, 2004 the Board of Directors by unanimous consent elected a new President and appointed a new Secretary of the Company.

         On February 15, 2004 two members of the Board of Directors resigned their respective positions.

         Business

         The Company is engaged in the sale and marketing of carbon fiber and composite products. The Company's focus has historically been on the auto industry and the many different types of components consisting of wheels and other body parts that are used in the production of automobiles. The Company has marketed and sold products manufactured for the Company by Rocket Composites, Ltd., a privately owned company that was located in the United Kingdom that was wholly owned, controlled and operated by the Company's Chairman, James Miller, pursuant to a five-year distribution agreement. The distribution agreement with Rocket has been terminated and Rocket has been placed in liquidation. As a result, the Company has had to secure other sources for product manufacturing. In order to do so, the Company had entered into a share exchange agreement with Autocarbon Ltd. and the shareholders of Autocarbon Ltd., pursuant to which the Company had agreed to purchase all of the issued and outstanding capital stock of Autocarbon Ltd. in exchange for an aggregate of 9,447,160 shares of the Company. Autocarbon Ltd. is a privately owned company located in the United Kingdom, in which James Miller; the Company's Chairman is a minority shareholder. Due to Autocarbon Ltd's inability to fulfill the terms of the share exchange agreement on March 22, 2004, the Directors of the Company have deemed this transaction null and void. As A result of the aforementioned facts the Company has determined to discontinue virtually all of its operations and will seek to effectuate an acquisition or merge into another business entity. The Company has negotiating settlement agreements with all of its creditors.

         On January 19, 2004 the Company entered into a stock purchase agreement and plan of reorganization to acquire all of the issued and outstanding shares of New Concept Nutriceuticals, Inc. (NCN) in a transaction intended to qualify as a tax-free exchange pursuant to section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. NCN will be a wholly owned subsidiary of the Company. NCN is in the business of offering for sale weight management and nutritional supplement products to the general public.

        GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL, ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Going concern considerations

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operating history nor any revenues or earnings from operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital until such time the Company becomes profitable or effectuates a merger or acquisition by or into a profitable company. The lack of financial resources and liquidity raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  STOCKHOLDERS' DEFICIT

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

        GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:  STOCKHOLDERS' DEFICIT, CONTINUED

         The Company issued 31,295,000 shares of common stock to the shareholders of New Concept Nutriceuticals, Inc. (NCN) in exchange for all of the issued and outstanding shares of NCN. The shares were exchanged on the basis of 10 shares of the Company for each share owned of NCN. The Company's President owned 3,000,000 shares of NCN at the time of this transaction. As a result of this transaction 30,000,000 shares of the Company were issued to the Company's President.

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

NOTE 3:  SUBSEQUENT EVENT

         On December 23, 2004, the Company entered into an agreement with Simon Piers Thurlow ("Thurlow") and certain Purchasers (the "Purchasers"). Pursuant to the Agreement, Thurlow agreed to sell 29,500,00 shares of the Company's common stock, representing approximately 90% of the outstanding shares to the Purchasers. On December 28, 2004, the purchase of the shares was completed and Ms. Qu Liangin was appointed as Chairman of the Board of Directors.

         On January 31, 2005 the Company filed an amendment to its Certificate of Incorporation whereby it changed its name from Autocarbon, Inc. to Global Pharmatech, Inc., declared a one for ten reverse stock split and authorized the issuance of 5,000,000 shares of preferred stock.

         On January 24, 2005 the Company entered into a Share Purchase Agreement, with Natural Pharmatech, Inc., a British Virgin Islands corporation ("Natural Pharmatech") and the shareholders of Natural Pharmatech. Under the terms of the Share Purchase Agreement, the Company agreed to acquire 100% of the Natural Pharmatech's shares in exchange for 80% of the Company's common stock, which will be issued to the Natural Pharmatech shareholders. The Company's acquisition of Natural Pharmatech was completed on February 9, 2005.

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

OVERVIEW

Global Pharmatech, Inc. (formerly Autocarbon, Inc., and previously Autocarbon.com, Inc.) was incorporated on June 26, 2001 under the laws of the State of Delaware as Autocarbon.com, Inc. On October 25, 2002 Autocarbon, Inc. was incorporated under the laws of the State of Delaware and became a wholly owned subsidiary of Autocarbon.com, Inc. and was merged into Autocarbon.com, Inc. on October 28, 2002. The surviving corporation, Autocarbon.com, Inc. changed its name to Autocarbon, Inc.

================================================================================

            BUSINESS

We were previously engaged in the sale and marketing of carbon fiber and composite products. That business was discontinued on or before February 2003. In 2004 we refocused our business model to market and distribute a cosmetic product aimed toward the construction industry for blocking fiberglass insulation fibers from becoming lodged on a workman's skin. We conducted this business through our wholly-owned subsidiary, New Concepts Nutraceuticals, Inc., a Delaware corporation ("NCN").

NCN sells its product through its website www.newconceptsnutra.com and hopes to expand its range of products through the coming year.

While we may, under certain circumstances, seek to effect business combinations with one or more than one target business, unless and until additional financing is available, we do not believe that we will have sufficient financing to pursue an additional business combination without effecting a further change in control in our company. We are however constantly looking for any business transaction that would be in the best interests of our shareholders.

            EQUIPMENT AND EMPLOYEES

As of March 31, 2004, we had acquired our subsidiary, NCN, which has very limited business operations, and thus no equipment and no employees. Mr. Thurlow, the President, Chief Financial Officer and director of our company and the subsidiary during the reported period for this Report, does not receive any salary.

SUBSEQUENT TRANSACTIONS

None.

RESULTS OF OPERATIONS

During the first quarter of our fiscal year, ending June 30, 2004, our operating unit did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of our company.

LIQUIDITY AND FINANCIAL RESOURCES

We experienced sales, expenses, and a profit of zero for the quarter ended June 30, 2004. For the quarter ended June 30, 2003, we incurred a net loss of $(18,529).

These factors raise substantial doubt about our ability to continue as a going concern. It is the intention of management to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

================================================================================

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer, after evaluating our disclosure controls and procedures (as defined in Rules 13a-14
(c) of the Securities Exchange Act of 1934) within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to July 1, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         31.1     Section 302 Certification of Principal Executive Officer
         31.2     Section 302 Certification of Principal Financial Officer
         32.1     Section 906 Certification of Principal Executive Officer
         32.2     Section 906 Certification of Principal Financial Officer

         ------------

* These documents are hereby incorporated by reference to Form SB-2, as amended, filed on August 17, 2001

(b) Reports on Form 8-K filed during the three months ended June 30, 2004.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 10, 2005          By:  /s/ Xiaobo Sun
                                    ----------------
                                    Name:  Xiaobo Sun
                                    Title: President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  March 10, 2005          By:  /s/ Zongsheng Zhang
                                    ---------------------
                                    Name:  Zongsheng Zhang
                                    Title: Chief Financial Officer
                                    (Principal Financial Officer)