Form 10QSB/A
period 2004-09-30
Global Pharmatech, Inc.
filed 2005-03-10
CIK 1157300

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-QSB/A

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

                GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.)
                                   FORM 10-QSB
                               SEPTEMBER 30, 2004

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets .......................................    2
        Consolidated Statements of Operations .............................    3
        Consolidated Statements of Stockholders' Deficit ..................    4
        Consolidated Statements of Cash Flows .............................    5
        Notes to Consolidated Financial Information .......................    6

Item 2 Management's Discussion & Analysis .................................   10

Item 3 Controls and Procedures ............................................   11


Part II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   11

Item 2. Changes In Securities .............................................   11

Item 3. Defaults Upon Senior Securities ...................................   11

Item 4. Submission Of Matters To A Vote Of Security Holders................   11

Item 5. Other Information .................................................   11

Item 6. Exhibits and Reports on Form 8-K ..................................   11

Signatures ................................................................   12

Certifications ............................................................   12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

To the Board of Directors and Stockholders
     Global Pharmatech, Inc. (F/K/A Autocarbon, Inc.) and Subsidiary

I have reviewed the accompanying consolidated balance sheet of Global Pharmatech, Inc. (F/K/A Autocarbon, Inc.) and Subsidiary (a development stage company) as of September 30, 2004, and the related consolidated statements of operations for the three and six-month periods ended September 30, 2004 and 2003 and for the period from June 26, 2001 (Inception) to September 30, 2004, changes in stockholders' deficit for the six-month periods ended September 30, 2004 and 2003 and for the period from June 26, 2001 (Inception) to September 30, 2004, and cash flows for the six-month periods ended September 30, 2004 and 2003 and for the period from June 26, 2001 (Inception) to September 30, 2004. These interim financials statement are the responsibility of the Company's management.

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


Aaron Stein CPA
Woodmere, New York
March 4, 2005

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited)

ASSETS

Current Assets

        Cash and Cash Equivalents                                   $        --
                                                                    -----------
               Total current assets                                                 $        --
                                                                                    -----------

                                                                                    $        --
                                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

        Payment for shares not issued                               $     1,200
        Advance from shareholders                                        51,114
                                                                    ------------

               Total Current Liabilities                                            $    52,314

STOCKHOLDERS' DEFICIT
        Common Stock, $.0001 par value,
               100,000,000 shares authorized,
                34,156,185 issued and outstanding                   $     3,416
        Additional Paid-in Capital                                    1,016,791
        Deficit Accumulated During the Development Stage             (1,072,521)
                                                                    -----------

               Total Stockholders' Deficit                                              (52,314)
                                                                                    -----------

                                                                                    $        ==
                                                                                    ===========

           See accompanying notes to consolidated financial statements

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                   Three Months             Three Months
                                                       Ended                    Ended
                                                 September 30, 2004       September 30, 2003
                                                 ------------------       ------------------
                                                    (Unaudited)              (Unaudited)
Revenues                                            $         --            $         --

General and Administrative Expenses                           --                      --
                                                    ------------            ------------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $ -0-                  --                      --
                                                    ------------            ------------

Discontinued Operations,  Net of Income
     Taxes of $-0-                                            --                      --

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                         5,000                      --
                                                    ------------            ------------

Net Loss                                            $     (5,000)           $         --
                                                    ============            ============

Loss Per Share
     Basic                                          $      (0.00)           $         --
                                                    ============            ============

Weighted Average Number of
     Common Shares Outstanding                        33,056,185               1,391,011
                                                    ============            ============

          See accompanying notes to consolidated financial statements.

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

                                                                                           June 26, 2001
                                                           Six Months Ended                (Inception) to
                                                             September 30,                 September 30,
                                                       2004                 2003               2004
                                                   ------------        ------------        ------------
                                                    (Unaudited)         (Unaudited)         (Unaudited)
Revenues                                           $         --        $         --        $         --

General and Administrative Expenses                          --                  --                  --
                                                   ------------        ------------        ------------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $ -0-                 --                  --                  --
                                                   ------------        ------------        ------------

Discontinued Operations,  Net of Income
     Taxes of $-0-                                           --              (9,129)         (1,065,561)

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                        5,000               9,400               6,960
                                                   ------------        ------------        ------------

Net Loss                                           $     (5,000)       $    (18,529)       $ (1,072,521)
                                                   ============        ============        ============

Loss Per Share
     Basic                                                (0.00)              (0.01)              (0.03)
                                                   ============        ============        ============

Weighted Average Number of
     Common Shares Outstanding                       33,056,185           1,391,011          33,056,185
                                                   ============        ============        ============

          See accompanying notes to consolidated financial statements.

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                        Additional     During the
                                                       Common Stock                      Paid-In       Development
                                                          Shares          Amount         Capital          Stage           Total
                                                       -----------     -----------     -----------     -----------     -----------
Common stock issued at inception -
      for services rendered                                170,000     $        17     $    56,933     $        --     $    56,950
Issuance of common stock - private
      placement July 1 - September 30, 2001                  5,185               1         129,599              --         129,600
Issuance of common stock - private
      placement - November 1 - November 30, 2001             2,280              --          57,000              --          57,000
Issuance of common stock -
     for services rendered                                  30,000               3           9,997              --          10,000
Issuance of common stock -
     for services rendered                                   1,200              --          30,000              --          30,000
Net loss - year ended March 31, 2002                            --              --              --        (425,932)       (425,932)
                                                       -----------     -----------     -----------     -----------     -----------
Balance - March 31, 2002                                   208,665              21         283,529        (425,932)       (142,382)
Common stock issued                                          8,800               1         219,999              --         220,000
Issuance of common stock -
     for services rendered                                  12,900               1         317,499              --         317,500
Common stock issued                                          1,200              --          15,000              --          15,000
Exercise of stock options                                    1,000              --          12,500              --          12,500

Issuance of common stock - private
     placement - January 6 - January 30, 2003              993,520              99          49,577              --          49,676
Net loss-year ended March 31, 2003                              --              --              --        (607,276)       (607,276)
                                                       -----------     -----------     -----------     -----------     -----------
Balance-March 31, 2003                                   1,226,085             122         898,104      (1,033,208)       (134,982)
Issuance of common stock-
     for services rendered                                  25,000               3          13,243              --          13,246
Common stock issued                                        200,000              20           9,980              --          10,000
Issuance of stock for acquisition of subsidiary         31,295,000           3,130          (3,130)             --              --
Rescission of common stock                                  (9,900)             (1)              1              --              --
Issuance of stock for settlement of accounts payable       320,000              32          93,703              --          93,735
Net loss- year ended March 31, 2004                             --              --              --         (34,313)        (34,313)
                                                       -----------     -----------     -----------     -----------     -----------
Balance-March 31, 2004                                  33,056,185           3,306       1,011,901      (1,067,521)        (52,314)
Issuance of common stock-
     for services rendered                               1,100,000             110           4,890              --           5,000
Net loss - six months ended September 30, 2004
    (Unaudited)                                                 --              --              --          (5,000)         (5,000)
                                                       -----------     -----------     -----------     -----------     -----------

Balance - September 30, 2004 (Unaudited)                34,156,185     $     3,416     $ 1,061,791     $(1,072,521)    $   (52,314)
                                                       ===========     ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

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

         Global Pharmatech, Inc. (formerly Autocarbon, Inc. and previously Autocarbon.com, Inc.) (the "Company") was incorporated on June 26, 2001 under the laws of the State of Delaware as Autocarbon.com, Inc. On October 25, 2002 Autocarbon, Inc. was incorporated under the laws of the State of Delaware and became a wholly owned subsidiary of Autocarbon.com, Inc. and was merged into Autocarbon.com, Inc. on October 28, 2002. The surviving corporation, Autocarbon.com, Inc. changed its name to Autocarbon, Inc. (see Note 3)

         On January 26, 2004 the Board of Directors by unanimous consent elected a new President and appointed a new Secretary of the Company.

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

OVERVIEW

Global Pharmatech, Inc. (formerly Autocarbon, Inc., and previously Autocarbon.com, Inc.) (the "Company") was incorporated on June 26, 2001 under the laws of the State of Delaware as Autocarbon.com, Inc. On October 25, 2002 Autocarbon, Inc. was incorporated under the laws of the State of Delaware and became a wholly owned subsidiary of Autocarbon.com, Inc. and was merged into Autocarbon.com, Inc. on October 28, 2002. The surviving corporation, Autocarbon.com, Inc. changed its name to Autocarbon, Inc.

            BUSINESS

We were previously engaged in the sale and marketing of carbon fiber and composite products. That business was discontinued on or before February 2003. In 2004 we refocused our business model to market and distribute a cosmetic product through our wholly-owned subsidiary, New Concepts Nutraceuticals, Inc., a Delaware corporation ("NCN"). We sold NCN on September 15, 2004.

On September 29, 2004, our Board of Directors entered into a compensation agreement with Simon P. Thurlow. As more fully explained in the Form S-8 filed with the SEC on October 22, 2004, Mr. Thurlow is entitled to 1,100,000 shares of our common stock as compensation for services rendered and to reimburse him for certain expenses that have been disbursed on our behalf. We and our present and future subsidiaries jointly and severally agreed to indemnify and hold harmless Mr. Thurlow against any loss, claim, damage or liability whatsoever, (including reasonable attorneys' fees and expenses), to which Mr. Thurlow may become subject as a result of performing any act (or omitting to perform any act) contemplated to be performed by Mr. Thurlow each pursuant to this agreement unless such loss, claim, damage or liability arose out of Mr. Thurlow's negligence, or intentional misconduct.

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

            EQUIPMENT AND EMPLOYEES

We have very limited business operations, and thus has no equipment. During the reported period for this Report, Mr. Thurlow was our President, Chief Financial Officer and director and our only employee.

SUBSEQUENT TRANSACTIONS

None

RESULTS OF OPERATIONS

During the second quarter of our fiscal year, ending September 30, 2004, we did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of our company.

LIQUIDITY AND FINANCIAL RESOURCES

We experienced sales, expenses, and a profit of zero for the quarter ended September 30, 2004. We had no assets as of September 30, 2004, and were therefore reliant on advances from shareholders to pay for our expenses. During this quarter certain shareholders agreed with our company to forgive $52,314 in advances and a liability for shares not issued.

These factors raise doubts about our ability to continue as a going concern. It is the intention of management to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

ITEM 3. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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