Form 10QSB
period 2004-12-31
Global Pharmatech, Inc.
filed 2005-03-10
CIK 1157300

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

                GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.)
                                   FORM 10-QSB
                               DECEMBER 31, 2004

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets..........................................2
         Consolidated Statements of Operations................................3
         Consolidated Statements of Stockholders' Deficit.....................5
         Consolidated Statements of Cash Flows................................6
         Notes to Consolidated Financial Information..........................7

Item 2.  Management's Discussion & Analysis..................................11

Item 3.  Controls and Procedures.............................................13


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................13

Item 2.  Changes In Securities...............................................13

Item 3.  Defaults Upon Senior Securities.....................................13

Item 4.  Submission Of Matters To A Vote Of Security Holders.................13

Item 5.  Other Information...................................................13

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................14

Certifications...............................................................14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

To the Board of Directors and Stockholders
     Global Pharmatech, Inc. (F/K/A Autocarbon, Inc.) and Subsidiary

I have reviewed the accompanying balance sheet of Autocarbon, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations for the nine-month periods ended December 31, 2004 and 2003 and for the period from June 26, 2001 (Inception) to December 31, 2004 and the statement of changes in stockholder's equity for the nine-month periods ended December 31, 2004 and for the period from June 26, 2001 (Inception) to December 31, 2004, and cash flows for the three and nine-month periods ended December 31, 2004 and 2003 and for the period from June 26, 2001 (Inception) to December 31, 2004. This interim financial statement is the responsibility of the Company's management.

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


Aaron Stein CPA
Woodmere, New York
March 4, 2005

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A Development Stage Company)
BALANCE SHEET
DECEMBER 30, 2004
(Unaudited)

ASSETS

Current Assets
        Cash and Cash Equivalents                             $         -
                                                              ------------

               Total current assets                                               $         -
                                                                                  ------------

                                                                                  $         -
                                                                                  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Payment for Shares not Issued                               1,200
        Advance from Shareholders                                  21,455
                                                              ------------

               Total current liabilities                                             $ 22,655

STOCKHOLDERS' DEFICIT
        Common Stock, $.0001 par value,
               100,000,000 shares authorized,
               34,156,185 issued and outstanding              $     3,416
        Additional  Paid-in Capital                             1,046,450
        Deficit Accumulated During the Development Stage       (1,072,521)
                                                              ------------


               Total Stockholders' Deficit                                            (22,655)
                                                                                  ------------

                                                                                          $ -
                                                                                  ============

           See accompanying notes to consolidated financial statements

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF OPERATIONS

                                                      Three Months  Three Months
                                                         Ended         Ended
                                                      December 31,  December 31,
                                                          2004          2003
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)

Revenues                                              $       --      $       --

General and Administrative Expenses                           --              --
                                                      ----------      ----------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $ -0-                  --              --
                                                      ----------      ----------

Discontinued Operations,  Net of Income
     Taxes of $-0-                                            --              --

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                            --              --
                                                      ----------      ----------

Net Loss                                              $       --      $       --
                                                      ==========      ==========

Loss Per Share
     Basic                                            $       --      $       --
                                                      ==========      ==========

Weighted Average Number of
     Common Shares outstanding                        33,056,185       1,402,122
                                                      ==========      ==========

           See accompanying notes to consolidated financial statements

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF OPERATIONS

                                                                                    June 26, 2001
                                                          Nine Months Ended         (Inception) to
                                                            December 31,             December 31,
                                                     2004              2003              2004
                                                 ------------      -----------      ------------
                                                 (Unaudited)        (Unaudited)      (Unaudited)

Revenues                                         $         --      $        --      $         --

General and Administrative Expenses                        --               --                --
                                                 ------------      -----------      ------------

Income (Loss) Before Discontinued
     Operations Net of Income Taxes of $ -0-               --               --                --
                                                 ------------      -----------      ------------

Discontinued Operations,  Net of Income
     Taxes of $-0-                                         --           (9,129)       (1,065,561)

Expenses (Income) in Connection With
     Discontinued Operations, Net of Income
     Taxes of $-0-                                      5,000            9,400             6,960
                                                 ------------      -----------      ------------

Net Loss                                         $     (5,000)     $   (18,529)     $ (1,072,521)
                                                 ============      ===========      ============

Loss Per Share
     Basic                                       $    (0.0001)     $   (0.0132)     $    (0.0314)
                                                 ============      ===========      ============

Weighted Average Number of
     Common Shares outstanding                     34,156,185        1,402,122        34,156,185
                                                 ============      ===========      ============

           See accompanying notes to consolidated financial statements

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                     Accumulated
                                                                                                       Deficit
                                                                                       Additional     During the
                                                             Common Stock               Paid-In       Development
                                                                Shares       Amount      Capital         Stage         Total
                                                             -----------    -------    -----------    -----------    ---------
Common stock issued at inception -
     for services rendered                                       170,000    $    17    $    56,933    $        --    $  56,950
Issuance of common stock - private
     placement July 1 - September 30, 2001                         5,185          1        129,599             --      129,600
Issuance of common stock - private
     placement - November 1 - November 30, 2001                    2,280         --         57,000             --       57,000
Issuance of common stock -
    for services rendered                                         30,000          3          9,997             --       10,000
Issuance of common stock -
    for services rendered                                          1,200         --         30,000             --       30,000
Net loss - year ended March 31, 2002                                  --         --             --       (425,932)    (425,932)
                                                             -----------    -------    -----------    -----------    ---------
Balance - March 31, 2002                                         208,665         21        283,529       (425,932)    (142,382)
Common stock issued                                                8,800          1        219,999             --      220,000
Issuance of common stock -
    for services rendered                                         12,900          1        317,499             --      317,500
Common stock issued                                                1,200         --         15,000             --       15,000
Exercise of stock options                                          1,000         --         12,500             --       12,500

Issuance of common stock - private
    placement - January 6 - January 30, 2003                     993,520         99         49,577             --       49,676
Net loss-year ended March 31, 2003                                    --         --             --       (607,276)    (607,276)
                                                             -----------    -------    -----------    -----------    ---------
Balance-March 31, 2003                                         1,226,085        122        898,104     (1,033,208)    (134,982)
Issuance of common stock-
    for services rendered                                         25,000          3         13,243             --       13,246
Common stock issued                                              200,000         20          9,980             --       10,000
Issuance of stock for acquisition of subsidiary               31,295,000      3,130         (3,130)            --           --
Rescission of common stock                                        (9,900)        (1)             1             --           --
Issuance of stock for settlement of accounts payable             320,000         32         93,703             --       93,735
Net loss- year ended March 31, 2004                                   --         --             --        (34,313)     (34,313)
                                                             -----------    -------    -----------    -----------    ---------
Balance-March 31, 2004                                        33,056,185      3,306      1,011,901     (1,067,521)     (52,314)
Issuance of common stock-
    for services rendered                                      1,100,000        110          4,890             --        5,000
Shareholder foregiveness of debt                                      --         --         29,659             --       29,659
Net loss - nine months ended December 31, 2004 (Unaudited)            --         --             --         (5,000)      (5,000)
                                                             -----------    -------    -----------    -----------    ---------

Balance - December 31, 2004 (Unaudited)                       34,156,185    $ 3,416    $ 1,046,450    $(1,072,521)   $ (22,655)
                                                             ===========    =======    ===========    ===========    =========

           See accompanying notes to consolidated financial statements

GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                                                                              June 26, 2001
                                                                     Nine Months Ended       (Inception) to
                                                                         December 31,          December 31,
                                                                    2004          2003            2004
                                                                 -----------  -----------     -----------
                                                                 (Unaudited)  (Unaudited)     (Unaudited)

Cash Flows from Operating Activities:

          Net Loss From Discontinued Operations                  $ (5,000)     $ (18,529)     $(1,072,521)

          Adjustments to reconcile net loss to cash
               used in operating activities
                  Issuance of common stock for services             5,000         13,246          526,431
                  Depreciation                                         --             --            8,575
                                                                 --------      ---------      -----------

                                                                       --         (5,283)        (537,515)

          Changes in Assets and Liabilities
               (Increase) decrease in:
                   Accounts Receivable                                 --             --               --
               Increase (decrease) in:
                   Accounts Payable                                    --         (4,976)              --
                  Deferred Revenue                                     --             --               --
                  Customer Deposits Payable                            --             --               --
                                                                 --------      ---------      -----------

                  Net Cash Used in Operating Activities                --        (10,259)        (537,515)
                                                                 --------      ---------      -----------

Cash Flows from Investing Activities
          Purchase of fixed assets - computer software                 --             --          (34,300)
          Write-off of net assets of discontinued -
               operation                                               --             --           25,725
                                                                 --------      ---------      -----------

                  Net Cash Used in Investing Activities                --             --           (8,575)
                                                                 --------      ---------      -----------

Cash Flows from Financing Activities
          Proceeds from issuance of common stock and options           --         10,000          493,776
          Advances from shareholders                              (29,659)            --           21,455
          Payment for shares not issued                                --             --            1,200
          Increase in paid-in capital                              29,659         29,659
                                                                 --------      ---------      -----------

                  Net Cash Provided by Financing Activities            --         10,000          546,090
                                                                 --------      ---------      -----------

Net increase in cash                                                   --           (259)              --

Cash at beginning of period                                            --            284               --
                                                                 --------      ---------      -----------

Cash at end of period                                            $     --      $      25      $        --
                                                                 ========      =========      ===========

           See accompanying notes to consolidated financial statements

         GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: GENERAL ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2004.

      Organization

      Global Pharmatech Inc. (formerly Autocarbon, Inc., and previously Autocarbon.com, Inc.) (the "Company") was incorporated on June 26, 2001 under the laws of the State of Delaware as Autocarbon.com, Inc. On October 25, 2002 Autocarbon, Inc. was incorporated under the laws of the State of Delaware and became a wholly owned subsidiary of Autocarbon.com, Inc. and was merged into Autocarbon.com, Inc. on October 28, 2002. The surviving corporation, Autocarbon.com, Inc. changed its name to Autocarbon, Inc.

      On January 26, 2004 the Board of Directors by unanimous consent elected a new President and appointed a new Secretary of the Company.

      On February 15, 2004 two members of the Board of Directors resigned their respective positions.

      Business

      The Company was engaged in the sale and marketing of carbon fiber and composite products. The Company's focus has historically been on the auto industry and the many different types of components consisting of wheels and other body parts that are used in the production of automobiles. The Company had marketed and sold products manufactured for the Company by Rocket Composites, Ltd., a privately owned company that was located in the United Kingdom that was wholly owned, controlled and operated by the Company's Chairman, James Miller, pursuant to a five-year distribution agreement. The distribution agreement with Rocket has been terminated and Rocket has been placed in liquidation. As a result, the Company has had to secure other sources for product manufacturing. In order to do so, the Company had entered into a share exchange agreement with Autocarbon Ltd. and the shareholders of Autocarbon Ltd., pursuant to which the Company had agreed to purchase all of the issued and outstanding capital stock of Autocarbon Ltd. in exchange for an aggregate of 9,447,160 shares of the Company. Autocarbon Ltd. is a privately owned company located in the United Kingdom, in which James Miller; the Company's Chairman is a minority shareholder. Due to Autocarbon Ltd's inability to fulfill the terms of the share exchange agreement on March 22, 2004, the Directors of the Company have deemed this transaction null and void. As A result of the aforementioned facts the Company has determined to discontinue virtually all of its operations and will seek to effectuate an acquisition or merge into another business entity. The Company has negotiating settlement agreements with all of its creditors.

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

         GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: GENERAL, ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      Business, continued

      On September 15, 2004 the Company sold all of their shares of NCN pursuant to a Common Stock Purchase Agreement, the sales price has been determined not be material to these financials.

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

         GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

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

         GLOBAL PHARMATECH, INC. (F/K/A AUTOCARBON, INC.) AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

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

      The Company issued 1,100,000 shares of S-8 common stock to Simon Piers Thurlow pursuant to a compensation agreement dated September 29, 2004.

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

              Other Transactions

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

NOTE 3: SUBSEQUENT EVENT

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

      On March 3, 2005 Thurlow forgave the remaining advance from shareholder of $21,445.

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

SUBSEQUENT TRANSACTIONS

None

RESULTS OF OPERATIONS

During the third quarter of our fiscal year, ending December 31, 2004, we did not have any sales. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of our company.

LIQUIDITY AND FINANCIAL RESOURCES

We experienced sales, expenses, and a profit of zero for the quarter ended December 31, 2004. We had no assets as of December 31, 2004, and were therefore reliant on advances from shareholders to pay for our expenses.

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

(b) Reports on Form 8-K filed during the three months ended December 31, 2004.

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