Form 10QSB
period 2005-03-31
Global Pharmatech, Inc.
filed 2005-09-06
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period           to


                        Commission File Number 333-52721

                             ----------------------

                             GLOBAL PHARMATECH, INC.
        (Exact name of small business issuer as specified in its charter)



            Delaware                                      33-0976805
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

          89 Ravine Edge Drive, Richmond Hill, Ontario, Canada L4E 4J6
                    (Address of principal executive offices)

                                 (905) 787-8225
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                                 Yes |_| No |X|

         There were 18,247,935 shares of the Company's common stock, par value $0.0001 per share, outstanding as of September 1, 2005.

         Transitional Small Business Disclosure Format (Check one):
                                                                Yes |_| No  |X|

PART I -          FINANCIAL INFORMATION........................................3


         Item 1.  Condensed Financial Statements and Notes thereto.............3


         Item 2.  Management's Discussion and Analysis or Plan of
                     Operation................................................12


         Item 3.  Controls and Procedures.....................................16


PART II -         OTHER INFORMATION...........................................17

         Item 1.  Legal Proceedings...........................................17

         Item 2.  Unregistered Sales of Equity Securities and Use
                     of Proceeds..............................................17

         Item 3.  Defaults Upon Senior Securities.............................17

         Item 4.  Submission of Matters To a Vote of Security Holders.........17

         Item 5.  Other Information...........................................17

         Item 6.  Exhibits and Reports on Form 8-K............................17

        Part 1 FINANCIAL INFORMATION

        Item 1.  Financial Statements.







                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet as of March 31, 2005                     5

Unaudited Consolidated  Statements of Operations for the three months
   ended March 31, 2005 and 2004                                              6

Unaudited Consolidated  Statements of Cash Flows for the three months         7
   ended March 31, 2005 and 2004

Notes to the Unaudited Consolidated Financial Statements                 8 to 12

                             Global Pharmatech Inc.
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
    Cash                                                    $          668,669
    Accounts receivable                                                947,852
    Related party receivable                                            74,714
    Inventories                                                        900,565
    Other current assets                                               786,631
    Prepaid expenses                                                   104,833
                                                              -----------------
        Total Current Assets                                         3,483,265
                                                              -----------------
PROPERTY, PLANT & EQUIPMENT, net                                     6,594,019
LAND LEASE, net                                                        450,143
INTANGIBLE ASSETS, net                                                 125,376
                                                              -----------------
                                                                     7,169,538
                                                              -----------------
        Total Assets                                        $       10,652,802
                                                              =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings                                   $        2,174,400
    Accounts payable and accrued expenses                              677,959
    Related party payable                                               56,925
    Advances from customers                                            113,925
    Other payables and accruals                                        534,895
    Other liabilities                                                   67,578
                                                              -----------------
        Total Current Liabilities                                    3,625,682

LONG-TERM BORROWINGS                                                   362,400
                                                              -----------------
MINORITY INTEREST                                                      765,639
                                                              -----------------
STOCKHOLDERS' EQUITY
    Preferred stock par value $ 0.0001 per share,
    5,000,000 shares authorized, no shares issued
    and outstanding                                                          0
    Common stock par value $ 0.0001 per share,
    95,000,000 shares authorized, 17,447,935 shares
    issued and outstanding                                               1,744
Additional paid in capital                                           5,863,664
Retained earnings                                                       58,672
Subscription receivable                                                (25,000)
                                                              -----------------
Total Stockholders' Equity                                           5,899,081
                                                              -----------------
        Total Liabilities and Stockholders' Equity      $           10,652,802
                                                              =================



   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             Global Pharmatech Inc.
                      Consolidated Statements of Operations
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                           2005              2004
                                                 ----------------------------------------
SALES                                            $        803,486    $      110,600
COST OF SALES                                             655,906            36,106
GROSS PROFIT                                              147,580            74,495

OPERATING EXPENSES
    Advertising                                            58,261             3,421
    Research and development                              114,326           164,843
    Selling expenses                                       37,488            10,302
    General and administrative expenses                   374,665           176,384
                                                          584,740           354,949
LOSS FROM OPERATIONS                                     (437,160)         (280,454)
OTHER INCOME (EXPENSES)
    Miscellaneous income (loss)                           256,448                 0
    Interest expense                                      (35,172)          (44,722)
                                                          221,276           (44,722)
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST           (215,884)         (325,176)

PROVISION FOR INCOME TAXES
    Current                                                 6,602                 0
                                                            6,602                 0
LOSS BEFORE MINORITY INTEREST                            (222,486)         (325,176)
MINORITY INTEREST                                          28,927            (7,315)
NET LOSS                                         $       (251,413)   $     (317,862)
                                                 ========================================

LOSS PER COMMON SHARE:
    Basic and Diluted                            $          (0.01)   $           (0)
                                                 ========================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             17,394,333        17,115,150
                                                 ========================================


   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             Global Pharmatech Inc.
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                            2005                  2004
                                                                   ------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss                                                       $     (251,413)       $      (317,862)
    Adjustments to reconcile net income to net cash
      used by operating activities:
        Minority interest                                                  28,927                 (7,315)
        Depreciation                                                      118,954                 92,956
        Amortization of land lease                                         14,852                 14,568
        Changes in operating assets and liabilities
           Decrease (Increase) in operating assets:
            Accounts receivable                                          (303,633)               453,045
            Related party receivable                                       10,872                161,667
            Inventories                                                   138,218                 49,546
            Prepaid expenses                                              (46,432)                58,558
            Other current assets                                         (215,949)              (447,886)
           Increase (Decrease) in operating liabilites:
            Accounts payable and accrued expenses                         164,053                  6,722
            Related party payable                                        (238,952)               (24,574)
            Advance from customers                                          2,296                 48,296
            Other payable and accruals                                   (270,870)                18,064
            Taxes payable                                                 (60,359)              (131,073)
            Other liabilities                                             (11,315)                13,328
               Net Cash Used by Operating Activities                     (920,751)               (11,960)
                                                                   ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                             (179,511)              (306,769)
    Investment                                                                  0                (13,725)
                                                                   ------------------------------------------
               Net Cash Used by Investing Activities                     (179,511)              (320,494)
                                                                   ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in short-term borrowings                                   845,600                      0
    Capital contributions from minority interests                               0                297,990
    Long-term borrowings                                                  362,400                      0
    Common shares issued                                                  368,007                      0
                                                                   ------------------------------------------
               Net Cash Provided by Financing Activities                1,576,007                297,990
                                                                   ------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      475,745                (34,464)

CASH AND CASH EQUIVALENTS, beginning of period                            192,924                169,547
                                                                   ------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                           $      668,669        $       135,083
                                                                   ==========================================
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                  $       33,773        $        42,444
                                                                   ==========================================
    Income taxes paid                                              $       11,603        $             0
                                                                   ==========================================


NONCASH INVESTING AND FINANCING TRANSACTIONS
Global Pharmatech, Inc. merged with Natural Pharmatech, Inc. on February 9, 2005 by issuing 13,703,125 of its common shares for all of the outstanding common shares of Natural Pharmatech, Inc.


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.       The Company

         Global Pharmatech, Inc. ("Global" or the "Company") was incorporated on June 26, 2001 under the laws of the State of Delaware. Global merged with Natural Pharmatech, Inc. ("Natural") on February 9, 2005 by issuing 13,703,125 of its common shares for all of the outstanding common shares of Natural.

         Natural was incorporated on February 2, 2004 in the British Virgin Islands, to hold 100% of the outstanding common stock of Jilin Tian Yao Science and Technology Limited Company ("JTY"), which is located in Changchun, China. Natural merged with JTY on June 15, 2004 by issuing 43,800,000 of its common shares in exchange for all of the outstanding common shares of JTY.

         Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the Global/Natural merger, to the issuance of stock by Natural for the net monetary assets of Global, and in the Natural/JTY merger, the issuance of stock by JTY for the net monetary assets of Natural. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Global/Natural merger of the "legal acquiror", Global, are those of the "accounting acquiror", Natural.

         JTY was organized as a Chinese limited liability company on February 7, 2001 in China. JTY and its subsidiaries are principally engaged in the research and development of modern Chinese medicine and bio-pharmacy, the sale of this technology, and the manufacture and sale of Chinese medicine and vitamins throughout China.

         THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY HAVE BEEN PREPARED IN ACCORDANCE WITH REGULATION S-B PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION AND DOES NOT INCLUDE ALL THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPALS IN THE UNITED STATES OF AMERICA FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, THESE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS NECESSARY IN ORDER TO MAKE THE FINANCIAL STATEMENTS NOT MISLEADING. THE RESULTS OF OPERATIONS FOR SUCH INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF RESULTS FOR A FULL YEAR. THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO OF NATURAL FOR THE YEAR ENDED DECEMBER 31, 2004.

2.       Summary of Significant Accounting Policies

             a.   Principles of Consolidation

                  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority owned subsidiaries as of March 31, 2005; for the three months then ended, the accounts include Natural and its majority owned subsidiaries for the whole period and Global from the date of the merger. The comparative consolidated financial statements for the three months ended March 31, 2004 are those of JTY and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

             b.   Inventory

                  Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method. Certain inventory goods purchased are subject to spoilage within a short period of time while in possession of the Company. Inventory costs do not exceed net realizable value.

             c.   Revenue Recognition

                  Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $22,068 and $36,240 in 2005 and 2004, respectively.

                  Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $43,633 and $31,955 in 2005 and 2004, respectively.

                  Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $737,785 and $42,409 in 2005 and 2004, respectively.

                  Government grants are recognized as other income upon receipt. These revenues are $256,448 and $0 in 2005 and 2004, respectively.

             d.   Foreign Currency Translation

                  JTY's functional currency is the Chinese Yuan [RMB] and its reporting currency is the US dollar. JTY's balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in members' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation gains and losses were immaterial for the periods ended March 31, 2005 and 2004.

                  The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

             e.   Appropriated retained earnings

                  In accordance with Chinese regulations, the JTY must appropriate fifteen percent of its annual profits as computed under Chinese generally accepted accounting principles.

3.       Inventory

         Inventory is comprised of the following:

                                                March 31,
                                                   2005

             Raw materials                      $  307,435
             Work in progress                      320,133
             Finished goods                        198,389
             Others                                 74,608
                                                ----------
                                                $  900,565
                                                ==========

4.       Other Current Assets

         The account is comprised of the following: a) approximately $331,000 advanced to vendors for purchasing equipment and to contractors for construction and b) approximately $456,000 advanced to employees and unrelated parties. These advances do not have any repayment terms.

5.       Property and Equipment, Net

         Property and equipment is comprised of the following:

                                               Estimated          March 31, 2005
                                               Useful Life
                                               In Years

         Buildings and improvements             20-40               $ 2,561,457
         Building pledged as security
            to creditor                         20-40               $ 2,189,000
         Machinery and equipment                5-10                $ 2,886,699
         Vehicles                               10                  $   135,783
         Office equipment and other             5-10                $   218,033
                                                                    -----------
         Total at cost                                              $ 7,990,972
         Accumulated depreciation and
            amortization                                            $ 1,396,953
                                                                    -----------
                                                                    $ 6,594,019


         Depreciation and amortization expense for each of the three months ended March 31, 2005 and 2004 was approximately $119,000 and $93,000, respectively. The depreciation and amortization expenses are included in research and development and general and administrative expenses and cost of production of approximately $35,000, $18,000 and $66,000, respectively, for 2005. For 2004, the expenses are approximately $35,000, $13,000 and $45,000, respectively.

6.       Income Taxes

         JTY and each of its subsidiaries file separate income tax returns. JTY qualified as a joint venture in 2004, which entitled it to an exemption from PRC income tax for two years beginning with its first profitable year. The same exemption applies to its subsidiary, Jilin BCT Pharmacy Company, Ltd., JTY's subsidiaries, Jilin Yi Cao Tang Pharmacy Co., Ltd., Jilin Mai Di Xing Medication Development Co., Ltd. and Jilin Tian Yao Drug Safety Evaluation Co., Ltd. are not entitled to the same exemption and are subject to income taxes at the rate of 33%.

         The Company is also subject to value added tax (VAT), business tax and surtax.

7.       Concentrations and Credit Risk

         The Company operates principally in China and grants credit to its customers in this geographic region. Although China is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

         At March 31, 2005, the Company has a credit risk exposure of uninsured cash in banks of $668,669. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

         For the three months ended March 31, 2005, four customers accounted for $ 613,212 (76 %) of total sales as follows: Customer A at $284,426 (35%), Customer B at $150,287 (19%), Customer C at $118,099 (15%) and
         Customer D at $60,400 (7%). For the three months ended March 31, 2004, four customers accounted for $80,930 (73%) of total sales as follows:
         Customer A at $36,240 (33%), Customer B at $17,510 (17%), Customer C at $15,100 (15%) and Customer D at $12,080 (8%).

8.       Debt

         The Company has two individual short-term loans payable from two financial institutions totaling approximately $22,000,000 at March 31, 2005. The loans carry an annual interest rate of approximately 7%, and will mature on December 5, 2005 and January 10, 2006. The weighted average interest rate at March 31, 2005 was approximately 7%. One of the Company's buildings secures one of the loans.

         The Company has one individual long-term loan payable from a financial institution totaling approximately $362,000 at March 31, 2005. The loan carries an annual interest rate of approximately 6% and matures on December 23, 2009. The weighted average interest rate at March 31, 2005 was approximately 6%. Minimum annual principal payments on the loan for each of the years ending December 31 are as follows:


         -------------------------------------------------
               2005                    $18,000
         -------------------------------------------------
               2006                    $48,000
         -------------------------------------------------
               2007                    $66,000
         -------------------------------------------------
               2008                    $91,000
         -------------------------------------------------
               2009                   $139,000
         -------------------------------------------------

         Interest expense and related service charges were approximately $35,000 and $45,000 for the three months ended March 31, 2005 and 2004, respectively.

9.       Related Party Transactions

         As of March 31, 2005, the Company has the following amounts due from and to related parties:

         -----------------------------------------------------------------------
         Advances due from related parties
         -----------------------------------------------------------------------
         Company subsidiary's Shareholders:
         -----------------------------------------------------------------------
           BCT Global Development Limited                              $26,338
         -----------------------------------------------------------------------
         Stockholders:
         -----------------------------------------------------------------------
           Wang Ben Ji                                                 $36,296
         -----------------------------------------------------------------------
           Xu Dong Ming                                                $12,080
         -----------------------------------------------------------------------
         Total                                                         $74,714
         -----------------------------------------------------------------------
           Advances due to related parties
         -----------------------------------------------------------------------
         Stockholders:
         -----------------------------------------------------------------------
           Xie Lian Zhen                                               $51,597
         -----------------------------------------------------------------------
           Dong Yuan Investment (HK) Limited                           $ 5,328
         -----------------------------------------------------------------------
         Total                                                         $56,925
         -----------------------------------------------------------------------
         These balances have no stated terms for repayment and are not interest bearing


10.      Minority Interest

         In March 2004 and May 2004, JTY terminated its investments in Hainan Gong An Detoxification and Rehabilitation Center ("HGAR") and Hainan Gong An Health-care Products Co., Ltd. ("HGA") effective on January 1, 2004. These terminations resulted in a decrease in minority interest of approximately $162,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, including but not limited to the following:

         o our ability to raise funds in the future through public or private financings;

         o our ability to develop marketable products through our research and development efforts;

         o our ability to protect our patents and technologies and related intellectual properties;

         o  customers' acceptance of our products;

         o our ability to compete against new companies entering the Chinese pharmaceutical market and larger, more established companies which have more resources than our company;

         o our business expenses being greater than anticipated due to competitive factors or unanticipated developments;

         o  changes in political and economic conditions in China;

         o changes in Chinese laws and regulations applicable to our business, including the Administration of Pharmaceuticals, the rules and regulations of the State Food and Drug Administration, the Good Supply Practice standards, and the inclusion of our products in the insurance catalogue of the Ministry of Industry and Social Security;

         o  our ability to retain management and key personnel;

         o our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.


Background

         Global Pharmatech, Inc. ("Global Pharmatech," the "Company", "we", "us" or "ours") was incorporated under the laws of the State of Delaware in 2001 under the name Autocarbon.com, Inc. On November 1, 2002, we filed a Certificate of Ownership with the Secretary of State of the State of Delaware whereby we merged with our wholly owned subsidiary and amended our Certificate of Incorporation changing our name to Autocarbon, Inc.

         On January 24, 2005, our company entered into a Share Purchase Agreement with Natural Pharmatech, Inc., a British Virgin Islands corporation ("Natural Pharmatech"), and the shareholders of Natural Pharmatech. Under the terms of the Share Purchase Agreement, we agreed to acquire 100% of Natural Pharmatech's shares in exchange for 80% of our common stock, to be issued to the Natural Pharmatech shareholders. Our acquisition of Natural Pharmatech was completed on February 9, 2005. In connection with this transaction, we amended our Certificate of Incorporation on January 31, 2005 changing our name to Global Pharmatech, Inc.

         We, through our subsidiaries, develop, manufacture and market proprietary drugs and nutritional supplements that are based on traditional Chinese medicine. We also offer a full range of "start to finish" biotechnology services, including research and development, testing, manufacturing drugs in liquid and solid dose forms, sales and marketing. We utilize unique extraction methods and innovative techniques that have been developed by our research and development team. Our core business is to license our patents and technologies for botanical/biological drug and nutritional supplements and to manufacture and market the products to China and the globe. Our operations are currently conducted in the People's Republic of China with sales distribution in China, U.S, Hong Kong, Malaysia, Singapore, Indonesia and Vietnam. These sales are made (export) either by one of our subsidiary, Jilin Ben Cao Tang Pharmacy Co., Ltd., directly to foreign distributors, or through China Ben Cao Tang International Development Ltd., who then sell in those areas.

         Natural Pharmatech was formed on February 2, 2004 under the laws of the British Virgin Islands. Natural Pharmatech was formed as a holding company to own the five subsidiaries that make up Natural Pharmatech's business operations. Natural Pharmatech (Jilin China) Co., Ltd. ("Natural Pharmatech China"or "JTY") is a wholly owned subsidiary of Natural Pharmatech located in Changchun in Jilin Province of China. Natural Pharmatech China originated as a research department within the Affiliated Hospital of Changchun Traditional Chinese Medicine College. It was organized as a separate private for-profit entity in February 2001.

         Natural Pharmatech China has four subsidiaries: (1) Jilin Ben Cao Tang Pharmacy Co., Ltd. ("BCT"); (2) Jilin Yi Cao Tang Pharmacy Co., Ltd. ("YCT");
(3) Jilin Tian Yao Drug Safety Evaluation Co., Ltd. ("JDE"); and (4) Jilin Mai Di Xing Medication Development Co., Ltd. ("MDX"). Natural Pharmatech China owns 75% of the shares of BCT which was established in September 2002 as a Sino-foreign joint venture with China Ben Cao Tang International Development Ltd., a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type. BCT is capable of manufacturing 13 drugs in 3 forms. Solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

         Natural Pharmatech China owns 95% of the shares of YCT. which was established in September 2003. It is engaged in the manufacturing and sales of Chinese and Western medicine. The company obtained a national GMP certificate in July 2004. It is capable of manufacturing 78 drugs in 8 forms.

         Natural Pharmatech China owns 99.5% of the shares of JDE, which was established in April 2003. It is engaged in pharmacology, safety pharmacology, and short and long term toxicology studies. The company obtained a national GLP (Good Laboratory Practice) certificate in December 2004.

         Natural Pharmatech China owns 51% of the shares of MDX. MDX was established in July 2003. It focuses on research and development, and technique consulting.

         On March 17, 2005, we established a new wholly-owned subsidiary, Global Health System Inc., in New York. The company's main business will be selling Chinese medicines, principally within the United States. The company has not yet commenced operations.

         Since inception, our income has mainly been generated from technical related services, including the sale of patents and research services. However, recently we have boosted our income by the sale of goods. This is due to the operations of our two manufacturing subsidiaries, which are BCT and YCT, as referred to above.

Results of Operations for the Three-Month Periods Ended March 31, 2005 and March 31, 2004.

         Revenue

         Revenues for the three months ended March 31, 2005 were $803,486, an increase of $692,882, from $110,604 for the same quarter of 2004. Revenues were derived from sale of goods and research related (including Patent transfer and Research services) services. The sale of goods was $737,785 for the three months ended March 31, 2005, an increase of $695,376, from $42,409 for the same quarter of 2004. BCT and YCT passed a GMP (Good Manufacturing Practice) test in March and August of 2004. These two subsidiaries of Jilin Natural Pharmatech had 28 products available to consumers after they received GMP certificates. These products generated the majority of the current quarter's sales. Among the products, Gui Ling Dan, Huang Zhi Hua Oral Liquid and Zhuang Jin Xu Gu Wan were well accepted by consumers, resulting in an increase in sales. These 3 products generated sales of $200,009, $87,061 and $42,258, respectively. Contract and research related revenues were $65,701 for the three months ended March 31, 2005; 66% of these were from research services, an increase of 37% from the same quarter last year. This is due to a GLP certified lab which attracts customers. This lab belonged to JDE, a subsidiary of Jilin Natural Pharmatech. Our company currently has 6 products that have been approved for clinical trials.

         Government Grants

         Government Grants were $256,448 for the three months ended March 31, 2005. In the same quarter of 2004 there were no Government Grants. The state government gave these grants because our research and development ("R&D") department has research projects that are supported by the state, and our research instruments and facilities met the standards required by the state. The government will evaluate our research topics every year to decide whether we are eligible to receive a grant. In 2005 the state government informed us that it will grant $725,000 for our new product, Long Ya Guan Xin Kang, a product recognized by the state development and renovation committee as a profitable high-tech product. This grant will be paid in installments; the first payment we have received was $220,208 and it was recognized as income for this quarter. MDX, a subsidiary of Jilin Natural Pharmatech, also received a government grant of $36,240.

         R&D Expenses

         R&D expenses were $114,326, a decrease of $50,517, from $164,843 for the same quarter last year. R&D expenses vary during the different stages of research projects. In 2004 most of our research projects were in the intermediary stage, which requires a greater amount of input than the other stages. We expect that most of those projects will be finished and filed for review in 2005. Other projects in our pipeline are in their early stages, so input is minimal.

         Gross Profit

         Our manufacturing operations were not operated at full capacity in the first quarter of 2005. Therefore, the apportionment of manufacturing expenditures for unit production costs resulted in an increase of cost of sales and a decrease of gross profit. We believe that by opening up product markets, increasing product sales, standardizing output levels, and decreasing unit costs, gross profit will increase.

         Administrative Expenses

         The administrative cost of the first quarter in 2005 was $374,665, compared to $176,384 for the same quarter last year, increasing $198,281. The increase was principally due to the expense of approximately $130,000 incurred for our company going public in 2005; there was no such an expense in 2004. Without this expense, our company's administrative costs for the first quarter in 2005 only increased $68,281 compared to the 2004. This is due mainly to the increase caused by the growth of income.

Liquidity and Capital Resources

         As of March 31, 2005, we have cash of $668,669 and a working capital deficit of $142,417. For the three months then ended, we used cash of $920,751 in our operating activities. The significant reasons for the use of cash are:

         1)  the net loss for the quarter of $251,413;
         2) the increase in accounts receivable of $303,633, which is a function of increased sales for the quarter;
         3) an increase in other current assets of $215,949, principally due to advances to vendors and employees; and
         4) decreases in related party payable of $238,952 and other payables and accruals of $270,870, representing payments to these various parties.

         These cash uses were partially offset by a decrease in inventory of $138,218, reflecting increased sales of products for the period, and an increase in accounts payable and accrued expenses of $164,053.

         During this quarter, we invested cash of $179,581 towards the purchase of a new building for YCT. We received funds of $362,400 from Agriculture Bank in the form of a long-term loan, and the Commercial Bank of Chang Chun extended us a short-term loan of $845,600. We also sold common shares for cash of $368,007.

         These monies helped us to finance our activities in this quarter and will also be used in succeeding quarters. In addition, we are taking other steps to improve our cash flows. We are instituting procedures to create a more effective customer credit policy, and reduce our accounts receivable and shorten the aging of them. We intend to improve inventory and logistic management for our manufacturing operations by using an advanced MRP (material requirement plan) system. We also anticipate a steady growth in revenue as we have, at March 31, 2005, six developing drugs approved for clinical trials.


Off-Balance Sheet Arrangements

         We have no off-balance arrangements.

Item 3.  Controls and Procedures.

         We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

         There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not currently a party to any pending material legal proceeding.

Item 2.  Unregistered sales of equity Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders.

         On January 31, 2005 we filed an amendment to our Certificate of Incorporation whereby we declared a one for ten reverse stock split of our common stock, par value $0.0001 per share, effective as of the date of the filing of the amendment; authorized for issuance 95,000,000 shares of our common stock; and authorized for issuance 5,000,000 shares of preferred stock. Our preferred stock shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be expressed in the resolution or resolutions providing for the issue of such stock adopted by our board of directors.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits.

         Exhibits

         (a)  31.1     Certification of the Principal Executive Officer pursuant
                       to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GLOBAL PHARMATECH, INC.


Date:  September 5, 2005           By: /s/ Xiaobo Sun
                                      ------------------------------------------
                                   Name:   Xiaobo Sun
                                   Title:  President and Chief Executive Officer

Date:  September 5, 2005           By: /s/ Junhui Peng
                                      ------------------------------------------
                                   Name:   Junhui Peng
                                   Title:  Chief Financial Officer