Form 10QSB
period 2005-06-30
Global Pharmatech, Inc.
filed 2005-10-05
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _______ to _______

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                                 Yes |X| No |_|

      There were 18,247,935 shares of the Company's common stock, par value $0.0001 per share, outstanding as of September 1, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -          FINANCIAL INFORMATION........................................3

         Item 1.  Condensed Financial Statements and Notes thereto.............3

         Item 2.  Management's Discussion and Analysis or Plan of Operation...13

         Item 3.  Controls and Procedures.....................................19

PART II -         OTHER INFORMATION...........................................19

         Item 1.  Legal Proceedings...........................................19

         Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.19

         Item 3.  Defaults Upon Senior Securities.............................20

         Item 4.  Submission of Matters To a Vote of Security Holders.........20

         Item 5.  Other Information...........................................20

         Item 6.  Exhibits and Reports on Form 8-K............................20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet as of June 30, 2005                          5

Unaudited Consolidated Statements of Operations for the six months ended June     6
30, 2005 and 2004

Unaudited Consolidated Statements of Cash Flows for the six months ended          7
June 30, 2005 and 2004

Notes to the Unaudited Consolidated Financial Statements                        8 to 12

                             Global Pharmatech, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            335,389
Accounts receivable                                                2,025,076
Related party receivable                                              72,617
Inventories                                                        1,335,964
Prepaid expenses                                                      37,943
Other current assets                                                 558,800
  Total Current Assets                                             4,365,789
                                                                ------------

PROPERTY,PLANT & EQUIPMENT, net                                    6,628,958
LAND LEASE, net                                                      448,446
INTANGIBLE ASSETS, net                                               130,699
                                                                ------------

  Total Assets                                                    11,573,892
                                                                ============

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Short term borrowings                                              2,174,400
Accounts payable and accrued expenses                                877,617
Related party payable                                                 48,335
Advances from customers                                              268,716
Other payables and accruals                                          560,380
Other current liabilities                                            152,231
                                                                ------------
   Total Current Liabilities                                       4,081,679
Long term borrowings                                                 362,400
                                                                ------------
   Total Liabilities                                               4,444,079
                                                                ============

MINORITY INTEREST                                                    693,877
                                                                ------------
STOCKHOLDERS' EQUITY
Preferred stock par value $0.0001 per share, 5,000,000 shares authorized, no shares  issued and outstanding
Common stock par value $0.0001 per share, 95,000,000 shares            1,745
authorized; 17,447,935 shares  issued and outstanding
Additional paid-in capital                                         5,863,665
Retained earnings                                                    595,526
Subscription receivable                                              (25,000)
                                                                ------------
    Total Stockholders' Equity                                     6,435,936
                                                                ============

    Total Liabilities and Stockholders' Equity                    11,573,892
                                                                ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             Global Pharmatech, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,
                                             ----------------------------    ----------------------------
                                                 2005            2004            2005             2004
SALES                                           2,011,261         872,030       1,207,775         761,430
COST OF SALES                                     869,707         170,214         213,801         134,140
                                             ------------    ------------    ------------    ------------

GROSS PROFIT                                    1,141,554         701,816         993,974         627,290
                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Advertising                                     157,326           8,622          99,065           5,201
  Research and development                        222,356         283,150         108,030         118,275
  Selling expenses                                 53,341          15,309          15,853           5,007
  General and administrative expenses             750,384         316,796         375,719         140,412
                                             ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                     (41,853)         77,939         395,307         358,395
                                             ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES)
  Miscellaneous income                            379,283          12,082         122,835          12,082
  Interest expense                                 80,788          75,178          45,616          30,456
                                             ------------    ------------    ------------    ------------

INCOME BEFORE TAXES AND MINORITY INTEREST         256,642          14,843         472,526         340,021
  INCOME TAXES - Current                            6,603             121               0             121
                                             ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST                   250,039          14,722         472,526         339,900
MINORITY INTEREST                                 (35,403)         (9,275)        (64,330)         (1,960)
NET INCOME                                        285,442          23,997         536,856         341,860
                                             ------------    ------------    ------------    ------------

EARNINGS PER COMMON SHARE
 Basic and Diluted                                   0.02            0.00            0.03            0.02
                                             ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     17,315,171      17,118,752      17,447,935      17,118,752
                                             ============    ============    ============    ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             Global Pharmatech, Inc.
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                              2005            2004
                                                          ------------    ------------

                 CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     285,442          23,997
Adjustments to reconcile net income to net cash
 used by operating activities:
   Minority interest                                           (35,403)         (9,275)
   Depreciation                                                193,516         192,676
   Amortization of land lease and intangible assets             11,226          11,226
   Changes in operating assets and liabilities
     Decrease (Increase) in operating assets:
      Accounts receivable                                   (1,380,857)          8,030
      Related party receivable                                   4,449         151,804
      Inventories                                             (297,181)       (183,711)
      Prepaid expenses                                          20,458          (5,938)
      Other current assets                                      (9,685)        561,735
     Increase (Decrease) in operating liabilities:
      Accounts payable and accrued expenses                    363,711         120,448
      Related party payable                                   (257,091)        (24,574)
      Advances from customers                                  157,087          54,665
      Other payables and accruals                             (158,218)       (350,628)
      Other current liabilities                                 95,993          (5,801)

       Net Cash Provided (Used) by Operating Activities     (1,006,553)        544,654
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                    (426,989)       (471,662)
                                                          ------------    ------------

       Net Cash Used by Investing Activities                  (426,989)       (471,662)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net change in short term borrowings                          845,600        (422,876)
  Common shares issued                                         368,007               0
  Capital contributions from minority interests                      0         297,990
  Long-term borrowing                                          362,400               0
                                                          ------------    ------------
       Net Cash Provided (Used) by Financing Activities      1,576,007        (124,886)
                                                          ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           142,465         (51,894)
CASH AND CASH EQUIVALENTS, beginning of period                 192,924         169,547
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                       335,389         117,653
                                                          ------------    ------------
SUPPLEMENTAL DISCLOSURES
   Interest paid                                                80,788          75,164
   Income taxes paid                                            11,603             121
                                                          ============    ============

NONCASH INVESTING AND FINANCING TRANSACTIONS
Global Pharmatech, Inc. merged into Natural
Pharmatech, Inc. on February 9, 2005 by
issuing 13,703,125 of its common shares for all of the outstanding shares of Natural
Pharmatech, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts expressed in United States dollars unless otherwise stated)

1.    The Company

Global Pharmatech, Inc. ("Global" or the "Company") was incorporated on June 26, 2001 under the laws of the State of Delaware. Global merged with Natural Pharmatech, Inc. ("Natural") on February 9, 2005 by issuing 13,703,125 of its common shares for all of the outstanding common shares of Natural.

Natural was incorporated on February 2, 2004 in the British Virgin Islands, to hold 100% of the outstanding common stock of Jilin Tian Yao Science and Technology Limited Company ["JTY"], which is located in Changchun, China. Natural merged with JTY on June 15, 2004 by issuing 43,800,000 of its common shares for all of the outstanding common shares of JTY.


Under generally accepted accounting principles, both acquisitions described above are considered to be capital transactions in substance, rather than business combinations. That is, the acquisitions are equivalent, in the Global/Natural merger, to the issuance of stock by Natural for the net monetary assets of Global, and in the Natural/JTY merger, the issuance of stock by JTY for the net monetary assets of Natural. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements in the Global/Natural merger of the "legal acquirer", Global, are those of the "accounting acquiror", Natural.

JTY was organized as a Chinese limited liability company on February 7, 2001 in China. JTY and its subsidiaries are principally engaged in the research and development of modern Chinese medicine and bio-pharmacy, the sale of this technology, and the manufacture and sale of Chinese medicine and vitamins throughout China.

In March 2005, Global Pharmatech, Inc. organized a wholly owned subsidiary, Global Health System Inc. ("GHS") in New York. The main business of GHS will be selling Chinese medicine products, principally within the United States. GHS has not yet commenced operations.

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

      2.    Summary of Significant Accounting Policies

      a.    Principles of Consolidation
            The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority owned subsidiaries as of June 30, 2005; for the six months then ended, the accounts include Natural and its majority owned subsidiaries for the whole period and Global from the date of the merger. The comparative consolidated financial statements for the six months ended June 30, 2004 are those of JTY and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

      b.    Inventory
            Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out [FIFO] method. Inventory costs do not exceed net realizable value.

      c.    Revenue Recognition
            Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $907,719 and $526,974 in 2005 and 2004, respectively.

            Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $108,865 and $40,492 in 2005 and 2004, respectively.

            Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $994,677 and $304,564 in 2005 and 2004, respectively.

            Government grants are recognized as other income upon receipt. These revenues are $379,283 and $12,082 in 2005 and 2004, respectively.

      d.    Foreign Currency Translation
            The functional currency of JTY and its subsidiaries is the Chinese Yuan [RMB] and their reporting currency is the US dollar. JTY's consolidated balance sheet accounts are translated into US dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in members' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation gains and losses were immaterial for the periods ended June 30, 2005 and 2004.

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

      3.    Inventory

      Inventory is comprised of the following:

                                              June 30
                                                2005

      Raw materials                             $547,648
      Work in progress                           220,163
      Finished goods                             469,388
      Others                                      98,765
                                              ----------
                                              $1,335,964



      4.    Other Current Assets

      The account is comprised of the following: a) approximately $133,000 advanced to vendors for purchasing equipment and to contractors for construction and b) approximately $425,000 advanced to employees and unrelated parties. These advances do not have any repayment terms.





      5.    Property and Equipment,

      Property and equipment is comprised of the following:


                                                    Estimated            June 30, 2005
                                                    Useful Life
                                                    In Years
      Buildings and improvements                    20-40                   $2,561,457
      Building pledged as security to creditor      20-40                    2,189,000
      Machinery and equipment                       5-10                     2,909,354
      Vehicles                                      10                         135,783
      Office equipment and other                    5-10                       304,879
                                                                            ----------
      Total at cost                                                          8,100,473
      Accumulated depreciation and amortization                              1,471,515
                                                                            ----------
                                                                            $6,628,958

      Depreciation and amortization expense for each of the six months ended June 30, 2005 and 2004 was $204,742 and $203,902, respectively, including amortization of land lease and intangible assets. The depreciation and amortization expenses are included in research and development and general and administrative expenses and cost of production of approximately $51,000, $31,700, and $122,000, respectively, for 2005. For 2004, the expenses are approximately $48,000, $34,900, and $121,000, respectively.

      6.    Income Taxes

      JTY and each of its subsidiaries file separate income tax returns. JTY qualified as a joint venture in 2004, which entitled it to an exemption from PRC income tax for two years beginning with its first profitable year. The same exemption applies to its subsidiary, Jilin BCT Pharmacy Company, Ltd., JTY's subsidiaries, Jilin Yi Cao Tang Pharmacy Co., Ltd., Jilin Mai Di Xing and Jilin Tian Yao Drug Safety Evaluation Co., Ltd are not entitled to the same exemption and are subject to income taxes at the rate of 15%.

      The Company is also subject to value added tax (VAT), business tax and surtax which equals 10%.

      7.    Concentrations and Credit Risk


      The Company operates principally in China and grants credit to its customers in this geographic region. Although China is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

      At June 30, 2005, the Company has a credit risk exposure of uninsured cash in banks of $335,389. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

      For the six months ended June 30, 2005, three customers accounted for $ 1,441,393 (72 %) of total sales as follows: Customer A at $845,600 (42%), Customer B at $319,249 (16%), and Customer C at $276,544 (14%). For
      the six months ended June 30, 2004 four customers accounted for $571,192 (66%) of total sales as follows: Customer A at $241,600 (28%), Customer B at $120,800 (14%), Customer C at $112,152 (13%), and Customer D at $96,640
      (11%).

      8.    Debt

      The Company has two individual short-term loans payable from two financial institutions totaling approximately $2,174,400 at June 30, 2005. The loans carry an annual interest rate of approximately 7%, and will mature on December 5, 2005 and January 10, 2006. The weighted average interest rate at June 30, 2005 was approximately 7%. One of the Company's buildings secures one of the loans.

      The Company has one individual long-term loan payable from a financial institution totaling approximately $362,400 at June 30, 2005. The loan carries an annual interest rate of approximately 6% and matures on December 23, 2009. The weighted average interest rate at June 30, 2005 was approximately 6%. Minimum annual principal payments on the loan for each of the years ending December 31 are as follows:

               2005                              $18,000
               2006                               48,000
               2007                               66,000
               2008                               91,000
               2009                              139,000

      Interest expense and related service charges were approximately $80,000 and $75,000 for the six months ended June 30, 2005 and 2004, respectively.


      9.    Related Party Transactions

      As of June 30, 2005, the Company has the following amounts due from and to related parties:

Advances due from related parties

        BCT Global Development Limited                        $29,193
      Stockholders:
        Wang Ben Ji                                           $36,297
        Li Yuqi                                                $1,087
        Qu lianqin                                             $4,832
        Xu Dong Ming                                           $1,208
      Total                                                   $72,617
        Advances due to related parties
      Stockholders:
        Xia Lian Zhen                                         $41,933
        Dong Yuan Investment (HK) Limited                      $6,402
      Total                                                   $48,335

These balances have no stated terms for repayment and are not interest bearing.


      10.   Minority Interest

      In March 2004 and May 2004, JTY terminated its investments in Hainan Gong An Detoxification and Rehabilitation Center ("HGAR") and Hainan Gong An Health-care Products Co., Ltd. ("HGA") effective January 1, 2004. These terminations resulted in a decrease in minority interest of approximately $162,000.

      11.   Subsequent Event

      On August 18, 2005, the Company entered into a subscription agreement with certain non-U.S. entities pursuant to which the Company agreed to issue an aggregate of 800,000 shares of common stock for aggregate gross proceeds of $960,000 (the "Transaction"). The net proceeds from the Transaction will be used for working capital and general corporate purposes.

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

         Through our subsidiaries, we develop, manufacture and market proprietary drugs and nutritional supplements that are based on traditional Chinese medicine. We also offer a full range of "start to finish" biotechnology services, including research and development, testing, manufacturing drugs in liquid and solid dose forms, sales and marketing. We utilize unique extraction methods and innovative techniques that have been developed by our research and development team. Our core business is to license our patents and technologies for botanical/biological drug and nutritional supplements and to manufacture and market the products to China and the globe. Our operations are currently conducted in the People's Republic of China with sales distribution in China, U.S, Hong Kong, Malaysia, Singapore, Indonesia and Vietnam. Sales outside of China are made either by one of our subsidiaries, Jilin Ben Cao Tang Pharmacy Co., Ltd, directly to foreign distributors, or through China Ben Cao Tang International Development Ltd, who sells on to those areas indicated above.

         Natural Pharmatech was formed on February 2, 2004 under the laws of the British Virgin Islands. Natural Pharmatech was formed as a holding company to own the five subsidiaries that make up Natural Pharmatech's business operations. Natural Pharmatech (Jilin China) Co., Ltd. ("Natural Pharmatech China" or "JTY") is a wholly owned subsidiary of Natural Pharmatech located in Changchun in Jilin Province of China. Natural Pharmatech China originated as a research department within the Affiliated Hospital of Changchun Traditional Chinese Medicine College. It was organized as a separate private for-profit entity in February 2001.

         Natural Pharmatech China has four subsidiaries: (1) Jilin Ben Cao Tang Pharmacy Co., Ltd. ("BCT"); (2) Jilin Yi Cao Tang Pharmacy Co., Ltd. ("YCT");
(3) Jilin Tian Yao Drug Safety Evaluation Co., Ltd. ("JDE"); and (4) Jilin Mai Di Xing Medication Development Co., Ltd ("MDX"). Natural Pharmatech China owns 75% of the shares of BCT which was established in September 2002 as a Sino-foreign joint venture with China Ben Cao Tang International Development Ltd, a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type. BCT is capable of manufacturing 13 drugs in 3 forms. Solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

         Natural Pharmatech China owns 95% of the shares of YCT, which was established in September 2003. It is engaged in the manufacturing and sales of Chinese and Western medicine. The company obtained national GMP certificate in July 2004. It is capable of manufacturing 78 drugs in 8 forms.

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

           On March 17, 2005, we established a new wholly-owned subsidiary, Global Health System Inc. ("GHS") in New York. This company will sell our products manufactured in China, principally within the United States. GHS has not yet commenced operations.

           On May 13, 2005, we changed our fiscal year end from March 31 to December 31. Natural Pharmatech's fiscal year end is December 31, and we elected to change our fiscal year end to match our operating company's fiscal year end.

           Since inception, our income has been mainly generated from technical related services, including sale of patents and research services. However, recently we have boosted our income by the sale of goods. This is a result of the operations of our two manufacturing subsidiaries, BCT and YCT, as referred above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005

                  Revenue. Sales for the current six months were $2,011,261, which is an increase of $1,139,231, or 130%, compared with revenue in the same period last year. For the six months ended June 30, 2005, revenues of $2,011,261 were derived as follows: revenue from goods sold was $994,677, contract revenue earned from the transfer of technology was $907,719, and revenue derived from experiments, research and related ancillary services was $108,865.

          Sales of goods principally increased from YCT, which attained its GMP attestation from the PRC government in the middle of 2004, and increased its operations in the beginning of 2005. For the six months ended June 30, 2005, YCT revenue increased $631,971, or 262%, compared with revenue in same period last year. The main reason is that there were 28 products placed into the market during this period.

          Contract revenue earned from the transfer of technology increased $380,745, or 72%, compared with revenue in the same period last year. The main reason is a contract for approximately $1,000,000 signed in 2005. According to the terms of the contract, $843,000 was booked as revenue in the six months ended June 30, 2005.

                  Cost of Sales. Cost of sales for the six months ended June 30, 2005 was $869,707, an increase of $699,493, from $170,214 for the six months ended June 30, 2004. The increase is directly associated with the corresponding increase in revenues.

                  Gross Profit. Gross profit for the six months ended June 30, 2005 was $1,141,554, an increase of $439,738, from $701,816 for the six months ended June 30, 2004. Gross profit percentage for the six months ended June 30, 2005 was 57%, compared to 80% for the same period of 2004. The decrease is due to the larger proportion of revenues from the sale of goods in 2005. This is a lower profit activity compared to research services, which accounted for a greater proportion of revenues in 2004. We believe that our gross profit percentage for the six months ended June 30, 2005 approximates the industry standards.

                  Advertising and Selling Expenses. Advertising and selling expenses were $210,667, or 10% of net sales, for the six months ended June 30, 2005, as compared to $23,931, or 3% of net sales, for the six months ended June 30, 2004. The increase was due to the establishment of our own sales team with advertising expenses increasing $148,704.

                  General and administrative expenses. General and administrative expenses increased $433,588, or 137%, compared with the same period last year due principally to stock issue expenses related to the Company going public, which amounted to approximately $230,000, bad debts which amounted to $120,800, and salary increases of approximately $50,000.

                  Research and development ("R&D") expenses. Research and development expenses decreased $60,794, or 21%, compared with the same period last year. R&D expenses vary during the different stages of research projects. In 2004 most of our research projects were in the intermediary stage, which requires a greater amount of input than the other stages. We expect that most of those projects will be finished and filed for review in 2005. Other projects in our pipeline are in their early stages, so input is minimal.

RESULT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005

                  Revenue. Revenue for the three months ended June 30, 2005 was $1,207,775, an increase of $446,345, or 59%, compared with revenue in same period last year. For the three months ended June 30, 2005, revenues of $1,207,775 were derived as follows: revenue from goods sold was $256,891, contract revenue earned from the transfer of technology was $885,652, and revenue derived from experiments, research and related ancillary services was $65,232.

          Sales of goods principally increased from YCT, which attained its GMP attestation from the PRC government in the middle of 2004, and increased its operations in the beginning of 2005.

          Revenue derived from experiments, research and related ancillary services increased from JDE, which attained its GLP attestation from the PRC government at the end of 2004, and increased its operations in the beginning of 2005. Revenue for the three months ended June 30, 2005 was $65,232, which is an increase of $53,153, or 440%, compared with revenue in same period last year.

          Contract revenue earned from the transfer of technology increased $357,784, or 68%, with revenue in the same period last year, and the main reason is a contract for approximately $1,000,000 signed in 2005. According to the terms of the contract, $843,000 was booked as revenue in June 2005.

                  Cost of Sales. Cost of sales for the three months ended June 30, 2005 was $213,801, an increase of $79,661, from $134,140 for the three months ended June 30, 2004. The increase is directly associated with the corresponding increase in revenues.

                  Gross Profit. Gross profit for the three months ended June 30, 2005 was $993,974, an increase of $366,684, from $627,290 for the three months ended June 30, 2004. Gross profit percentage for the three months ended June 30, 2005 and 2004 was 82%. This percentage for the three months ended June 30, 2005 is mainly attributable to the technology transfer of Di Ao Ning. Di Ao Ning's transfer adds a significant amount to the revenue; however, the R&D cost of Di Ao Ning was counted in last year's expense, so the transfer of Di Ao Ning only generates net income which greatly increased our net income.

                  Advertising and Selling Expenses. Advertising and selling expenses were $114,918, or 10% of net sales, for the three months ended June 30, 2005, as compared to $10,208 or 1% of net sales, for the three months ended June 30, 2004. The increase is due to the Company beginning to create its own selling team, and strengthening the marketing of its products.

            General and administrative expenses. General and administrative expenses increased $235,307, or 168%, compared with the same period last year due principally to stock issue expenses related to the Company going public, which amounted to approximately $73,000, bad debts which amounted to $120,800, and salary increases of approximately $41,500.

            Research and development expenses. Research and development expenses decreased $10,245, or 9%, compared with the same period last year. R&D expenses vary during the different stages of research projects. In 2004 most of our research projects were in the intermediary stage, which requires a greater amount of input than the other stages. We expect that most of those projects will be finished and filed for review in 2005. Other projects in our pipeline are in their early stages, so input is minimal.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, we have cash of $335,389, working capital of $284,110 and for the six months then ended, we earned a net profit of $285,442. For the six months ended June 30, 2005, we used cash of $1,006,553 in our operating activities. The significant reasons for the use of cash are:

            1) the increase in accounts receivable of $1,380,857, which is a function of increased sales for the quarter;

            2) an increase in inventory of $297,181, which is a function of increased sales for the quarter; and

            3) decreases in related party payable of $257,091 and other payables and accruals of $158,218, representing payments to these various parties.

      These cash uses were partially offset by an increase in cash advances from customers of $157,087, and an increase in accounts payable and accrued expenses of $363,711 and other liabilities of $95,993.

      During these six months, we invested cash of $426,989 towards the purchase of a new building for YCT. We received funds of $362,400 from Agriculture Bank in the form of a long-term loan, and the Commercial Bank of Chang Chun extended us a short-term loan of $845,600. We also sold common shares for cash of $368,007.

      For the second quarter, cash decreased $333,280, compared with the first quarter of 2005. The main reason for the cash use is that our accounts receivable increased $1,077,224 and inventory increased $435,399 in this quarter. These cash uses were partially offset by a net profit of $536,856, decrease of other current assets of $227,831, and an increase in account payable of $199,658.

      Next quarter is a low season for the pharmaceutical manufacturing sector, we will spend some time to maintain our facilities in this quarter, and this will reduce our revenue for goods sold. However, we believe we will not be short of cash because we are going to finance approximately $1,000,000 in the next quarter through issuing new shares in order to increase our cash (See subsequent event note). We also believe our subsidiaries, BCT and YCT, will pass an examination set by the state government, and this will ensure we keep generating cash through manufacturing. This examination is required for every pharmaceutical manufacturing plant every 5 years. We believe we will have sufficient cash to support our operations in the next quarter.

            Off-Balance Sheet
            Arrangements
            We have no off-balance arrangements.

Item 3.  Controls and Procedures.

         We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

         There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         We are not currently a party to any pending material legal proceeding.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

         On August 18, 2005, the Company entered into a subscription agreement with certain non-U.S. entities pursuant to which the Company agreed to issue an aggregate of 800,000 shares of common stock for aggregate gross proceeds of $960,000 (the "Transaction"). The Shares have not been and will not be registered under the Securities Act, and, if in the future the Subscriber decides to offer, resell, pledge or otherwise transfer the Shares, such Shares may be offered, resold, pledged or otherwise transferred only (A) pursuant to an effective registration statement filed under the Act, (B) to non-U.S. persons in an offshore transaction in accordance with Rule 903 or Rule 904 of Regulation S of the Act, (C) pursuant to the resale limitations set forth in Rule 905 of Regulation S, or (D) pursuant to an exemption from registration under the Act provided by Rule 144. The net proceeds from the Transaction will be used for working capital and general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits.

      (a)   Exhibits

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


                                        GLOBAL PHARMATECH, INC.


Date:  September 30, 2005               By:/s/ Xiaobo Sun
                                           ------------------------------------
                                        Name:  Xiaobo Sun
                                        Title: President and Chief Executive
                                               Officer

Date:  September 30, 2005
                                        By:/s/ Junhui Peng
                                           ------------------------------------
                                        Name:  Junhui Peng
                                        Title: Chief Financial Officer