Form 10QSB
period 2005-09-30
Global Pharmatech, Inc.
filed 2005-11-14
CIK 1157300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 333-52721

GLOBAL PHARMATECH, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0976805
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

89 Ravine Edge Drive, Richmond Hill, Ontario, Canada L4E 4J6

(Address of principal executive offices)

(905) 787-8225

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 18,247,935 shares of the Company’s common stock, par value $0.0001 per share, outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format (Check one)     Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL PHARMATECH, INC.

AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Unaudited Consolidated Balance Sheet as of September 30, 2005	4

Unaudited Consolidated Statements of Operations for the nine months and three months ended September 30, 2005 and 2004	5

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	6 to 8

Notes to Unaudited Consolidated Financial Statements	7 to 13

Global Pharmatech, Inc.

Consolidated Balance Sheet

September 30, 2005
(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$611,359
Accounts receivable	1,775,988
Related party receivables	198,404
Inventories	1,263,304
Prepaid expenses	18,377
Other current assets	997,012

Total Current Assets	$4,864,444

Property, plant and equipment, net	6,509,243
Land lease, net	446,164
Intangible assets, net	127,368

Total Assets	$11,947,219

Liabilities and Stockholders’ Equity
Current liabilities
Short term borrowings	2,224,419
Accounts payable and accrued expenses	696,947
Related party payables	133,851
Advances from customers	206,338
Other payables and accruals	423,140
Other current liabilities	38,028

Total Current Liabilities	3,722,723

Long term borrowings	370,737

Total Liabilities	4,093,460

Minority Interest	700,479

Stockholders’ Equity
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock par value $0.0001 per share, 95,000,000 shares authorized; 18,247,935 shares issued and outstanding	1,825
Additional paid-in capital	6,811,288
Retained earnings	365,167
Subscription receivable	(25,000)
Total Stockholders’ Equity	7,153,280

Total Liabilities and Stockholders’ Equity	$11,947,219

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Pharmatech, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Sales	$2,263,868	$1,116,943	$252,607	$244,913
Cost of Sales	1,056,899	347,806	187,192	177,592

Gross Profit	1,206,969	769,137	65,415	67,321

Operating Expenses
Advertising	167,296	8,622	9,970	—
Research and development	260,883	405,464	38,526	122,314
Selling expenses	109,500	33,573	56,160	18,264
General and administrative expenses	970,821	523,634	220,437	206,838

Loss from Operations	(301,531)	(202,156)	(259,678)	(280,095)

Other Income (Expenses)
Miscellaneous income	419,800	34,241	40,517	22,160
Interest expense	(127,352)	(101,989)	(46,564)	(26,812)

Loss Before Income Taxes and Minority Interest	(9,083)	(269,904)	(265,725)	(284,747)
Income Taxes - Current	6,603	5,864	—	5,743

Loss Before Minority Interest	(15,686)	(275,768)	(265,725)	(290,490)
Minority Interest	(70,768)	(13,193)	(35,365)	(3,918)
Net Income (Loss)	$55,082	$(262,575)	$(230,360)	$(286,572)

Earnings (Loss) Per Common Share
Basic and Diluted	$0.00	$(0.02)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	17,474,031	17,126,811	17,830,544	17,142,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Pharmatech, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

(Unaudited)

	2005	2004
Cash flows from operating activities
Net income (loss)	$55,082	$(262,575)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Minority interest	(70,768)	(13,193)
Depreciation	334,922	287,727
Amortization of land lease and intangible assets	16,839	16,839
Changes in operating assets and liabilities:
Decrease (Increase) in operating assets:
Accounts receivable	(1,131,768)	(116,686)
Related party receivable	(121,338)	161,839
Inventories	(224,521)	(110,862)
Prepaid expenses	40,024	67,881
Other current assets	(425,242)	143,489
Increase (Decrease) in operating liabilities:
Accounts payable and accrued expenses	183,040	115,709
Related party payable	(171,576)	48,448
Advances from customers	94,709	263,656
Other payables and accruals	(235,097)	19,552
Other current liabilities	(78,569)	(98,204)

Net cash provided (used) by operating activities	(1,734,263)	523,620

Cash flows from investing activities
Purchase of fixed assets	(441,665)	(475,386)

Net cash used by investing activities	(441,665)	(475,386)

Cash flows from financing activities
Net change in short term borrowings	895,619	(422,544)
Common shares issued	1,328,007	0
Capital contributions from minority interests	0	297,990
Long-term borrowing	370,737	0

Net cash provided (used) by financing activities	2,594,363	(124,554)

Net increase (decrease) in cash and cash equivalents	418,435	(76,320)
Cash and cash equivalents, beginning of period	192,924	169,547

Cash and cash equivalents, end of period	$611,359	$93,227

Supplemental disclosures
Interest paid	$127,352	$101,989

Income taxes paid	$6,603	$5,846

Noncashinvesting and financing transactions
GlobalPharmatech, Inc. merged into Natural Pharmatech, Inc. on February 9, 2005 by issuing 13,703,125 of its common shares for all of the outstanding shares of Natural Pharmatech, Inc.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL PHARMATECH, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars unless otherwise stated)

1. The Company

Global Pharmatech, Inc. (“Global” or the “Company”) was incorporated in Delaware on June 26, 2001 under the name Autocarbon.com, Inc. After engaging, under prior management, in several businesses unrelated to its current one, on February 9, 2005, Global acquired Jilin Tian Yao Science and Technology Limited Company (“JTY”), by acquiring JTY’s parent, Natural Pharmatech, Inc. (“Natural”), through the issuance to Natural’s shareholders of 13,703,125 of its common shares for all of the outstanding common shares of Natural. Located in Changchun, China, JTY is a Chinese limited liability company, organized on February 7, 2001, which, together with its subsidiaries, is principally engaged in the research and development of modernized traditional Chinese medicine and bio-pharmacy, the sale of this technology, and the manufacture and sale of Chinese medicine and vitamins throughout China. Natural was incorporated in the British Virgin Islands on February 2, 2004, and acquired JTY on June 15, 2004 by issuing 43,800,000 of its common shares for all of the outstanding common shares of JTY.

Under generally accepted accounting principles, these acquisitions are considered in substance to be capital transactions rather than business combinations. In each case, for accounting purposes, the acquired company is deemed to have issued its stock for the net monetary assets of the acquiring company. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements are primarily those of JTY.

In March 2005, Global Pharmatech, Inc. organized a wholly owned subsidiary, Global Health System Inc. (“GHS”) in New York. The main business of GHS will be selling Chinese medicine products, principally within the United States. GHS has not yet commenced operations.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principals in the United States of America for complete financial statements. In the opinion of management, these interim unaudited consolidated financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Natural for the year ended December 31, 2004 as reported by Global in a Form 8-K/A filing on April 25, 2005.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority-owned subsidiaries as of September 30, 2005; for the nine months then ended, the accounts include Natural and its majority-owned subsidiaries for the whole period and Global from February 9, 2005, the date of Global’s acquisition of the subsidiaries. The comparative consolidated financial statements for the nine months ended September 30, 2004 are those of JTY and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Inventory

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method. Inventory costs do not exceed net realizable value.

Revenue Recognition

Contract revenues earned from the transfer of technology (licensing arrangements) are recognized in accordance with contract terms. Such revenues were $1,031,630 and $580,411 for the nine months ended September 30, 2005 and 2004, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues were $184,414 and $52,583 for the nine months ended September 30, 2005 and 2004, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. Such revenues were $1,047,824 and $483,949 for the nine months ended September 30, 2005 and 2004, respectively.

Government grants are recognized as other income upon receipt. Such revenues were $419,800 and $34,242 for the nine months ended 2005 and 2004, respectively.

Foreign Currency Translation

The functional currency of JTY and its subsidiaries is the Chinese Yuan (RMB) and their reporting currency is the US dollar. JTY’s consolidated balance sheet accounts are translated into US dollars at the period-end exchange rate and all revenue and expenses are translated into U.S. dollars at the average exchange rate prevailing during the period in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations affecting transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation gains and losses were immaterial for the periods ended September 30, 2005 and 2004.

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Appropriated retained earnings

In accordance with Chinese regulations, the Company’s Chinese subsidiaries must appropriate 15% of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated financial statements as appropriated retaining earnings and which, at September 30, 2005, had a $0 balance.

3. Inventory

Inventory is comprised of the following:

September 30, 2005
Raw materials	$417,764
Work in progress	479,605
Finished goods	341,632
Others	24,303

Total	$1,263,304

4. Other Current Assets

Other current assets consist of approximately $184,000 advanced to vendors for purchasing materials and $813,000 advanced to employees and unrelated parties. These advances do not have any repayment terms.

5. Property and Equipment

Property and equipment is comprised of the following:

	Estimated Useful Life In Years	September 30, 2005
Buildings and improvements	20-40	$2,561,457
Building pledged as security to creditor	20-40	2,189,000
Machinery and equipment	5-10	2,886,699
Vehicles	10	135,783
Office equipment and other	5-10	388,674

Total at cost		8,161,613
Accumulated depreciation and amortization		1,652,370

Total		$6,509,243

Depreciation and amortization expense for the nine months ended September 30, 2005 and 2004 was $351,761 and $304,566, respectively. Depreciation and amortization expenses included in research and development, general and administrative expenses and cost of production were approximately $101,600, $75,700, and $174,400, respectively, for 2005. For 2004, such expenses were approximately $97,400, $59,400, and $147,700, respectively.

6. Income Taxes

The Company and each of its subsidiaries file separate income tax returns. JTY qualified as a joint venture in 2004, which entitled it to an exemption from PRC income tax for two years beginning with its first profitable year. The same exemption applies to its subsidiary, Jilin BCT Pharmacy Company, Ltd (“BCT”). JTY’s other Chinese subsidiaries, Jilin Yi Cao Tang Pharmacy Co., Ltd., Jilin Mai Di Xing and Jilin Tian Yao Drug Safety Evaluation Co., Ltd are not entitled to the same exemption and are subject to income taxes at the rate of 15%.

The Company is also subject to value added tax (VAT), business tax and surtax totaling ten percent of gross sales.

7. Concentrations and Credit Risk

The Company operates principally in China and grants credit to customers located there. Although China is considered economically stable, it is possible that unanticipated events there or in foreign countries could disrupt the Company’s operations.

At September 30, 2005, the Company has a credit risk exposure of uninsured cash in banks of approximately $611,000. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the nine months ended September 30, 2005, three customers accounted for $845,600 (37%), $319,249 (14%) and $318,988 (14%) of total sales, respectively. For the corresponding period in 2004, three other customers accounted for $241,600 (22%), $120,800 (11%) and $112,152 (10%) of total sales, respectively.

8. Debt

The Company had two individual short-term loans from two financial institutions totaling approximately $2,224,419 at September 30, 2005. The loans carry an annual interest rate of approximately seven percent, and mature on December 5, 2005 and January 10, 2006, respectively. The weighted average interest rate of these loans at September 30, 2005 was approximately seven percent. JTY’s office building secures one of the loans.

The Company had one individual long-term loan from a financial institution of approximately $370,000 at September 30, 2005. The loan carries an annual interest rate of approximately six percent and matures on December 23, 2009. Minimum annual principal payments on the loan for each of the following calendar years are as follows:

Year	Amount
2005	$19,000
2006	49,000
2007	67,000
2008	93,000
2009	142,000

Interest expense and related service charges were $127,352 and $101,989 for the nine months ended September 30, 2005 and 2004, respectively.

9. Related Party Transactions

As of September 30, 2005, the Company has the following amounts due from and to related parties:

Advances due from related parties
Dong Yuan Investment (HK) Limited	$108,443
BCT Global Development Limited	18,228
Stockholders:
Wang Ben Ji	37,131
Qu Lianqin	11,122
Xu Dong Ming	23,480

Total	$198,404

Advances due to related parties
Stockholders:
Xia Lian Zhen	$42,897
Li Yuqi	7,168
BCT Global Development Limited	83,786

Total	$133,851

These balances have no stated terms for repayment and are not interest bearing.

Dong Yuan Investment (HK) Limited (“DYI”) is a British Virgin Island company. Lianqin Qu, Chair of the Company’s Board of Directors, is the chairperson of both DYI and JTY, and majority shareholder of DYI. DYI does not hold any shares of JTY; neither does JTY hold any shares of DYI.

BCT Global Development Limited (“BCT Global”) owns 25% of JTY’s subsidiary BCT. Lianqin Qu is the chairperson of BCT Global.

10. Minority Interest

In March 2004 and May 2004, respectively, JTY terminated its investments in Hainan Gong An Detoxification and Rehabilitation Center (“HGAR”) and Hainan Gong An Health-care Products Co., Ltd. (“HGA”), each effective as of January 1, 2004. These terminations resulted in a decrease in minority interest of approximately $162,000.

11. Unregistered Sales of Equity Securities

On August 18, 2005, the Company entered into a subscription agreement with a non-U.S. entity pursuant to which the Company issued 800,000 shares of common stock for gross proceeds of $960,000. These shares were issued under an exemption from U.S. registration requirements, and are currently not registered.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, including but not limited to the following:

•	our ability to raise funds in the future through public or private financings;

•	our ability to develop marketable products through our research and development efforts;

•	our ability to protect our patents and technologies and related intellectual properties;

•	customers’ acceptance of our products;

•	our ability to compete against new companies entering the Chinese pharmaceutical market and larger, more established companies which have more resources than our company;

•	our business expenses being greater than anticipated due to competitive factors or unanticipated developments;

•	changes in political and economic conditions in China;

•	changes in Chinese laws and regulations applicable to our business, including the Administration of Pharmaceuticals, the rules and regulations of the State Food and Drug Administration, the Good Supply Practice standards, and the inclusion of our products in the insurance catalogue of the Ministry of Industry and Social Security;

•	our ability to retain management and key personnel; and

•	our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs, revenues not resulting in the manner anticipated due to a slow down in technology spending, particularly in the telecommunications market and/or our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be affected by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward- looking statements.

Background

Global Pharmatech, Inc. (“Global Pharmatech,” the “Company”, “we”, “us” or “ours”) was incorporated under the laws of the State of Delaware in 2001 under the name Autocarbon.com, Inc. On November 1, 2002, we filed a Certificate of Ownership with the Secretary of State of the State of Delaware whereby we merged with our wholly owned subsidiary and amended our Certificate of Incorporation changing our name to Autocarbon, Inc.

On January 24, 2005, our company entered into a Share Purchase Agreement with Natural Pharmatech, Inc., a British Virgin Islands corporation (“Natural Pharmatech”), and the shareholders of Natural Pharmatech. Under the terms of the Share Purchase Agreement, we agreed to acquire 100% of Natural Pharmatech’s shares in exchange for 80% of our common stock, to be issued to the Natural Pharmatech shareholders. Our acquisition of Natural Pharmatech was completed on February 9, 2005. In connection with this transaction, we amended our Certificate of Incorporation on January 31, 2005 changing our name to Global Pharmatech, Inc.

Through our subsidiaries, we develop, manufacture and market proprietary drugs and nutritional supplements that are based on traditional Chinese medicine. We also offer a full range of “start to finish” biotechnology services, including research and development, testing, manufacturing drugs in liquid and solid dose forms, sales and marketing. We utilize unique extraction methods and innovative techniques that have been developed by our research and development team. Our core business is to license our patents and technologies for botanical/biological drug and nutritional supplements and to manufacture and market the products to China and the globe. Our operations are currently conducted in the People’s Republic of China with sales distribution in China, U.S, Hong Kong, Malaysia, Singapore, Indonesia and Vietnam. Sales outside China are made either directly to foreign distributors by our subsidiary, Jilin Ben Cao Tang Pharmacy Co., Ltd. (“BCT”), or through China Ben Cao Tang International Development Ltd. (“BCT HK”), which sells on to those areas indicated above.

Natural Pharmatech was formed on February 2, 2004 under the laws of the British Virgin Islands. Natural Pharmatech was formed as a holding company to own the five subsidiaries that make up Natural Pharmatech’s business operations. Natural Pharmatech (Jilin China) Co., Ltd. (“Natural Pharmatech China” or “JTY”) is a wholly owned subsidiary of Natural Pharmatech located in Changchun in Jilin Province of China. Natural Pharmatech China originated as a research department within the Affiliated Hospital of Changchun Traditional Chinese Medicine College. It was organized as a separate private for-profit entity in February 2001.

Natural Pharmatech China has four subsidiaries: BCT, Jilin Yi Cao Tang Pharmacy Co., Ltd. (“YCT”), Jilin Tian Yao Drug Safety Evaluation Co., Ltd. (“JDE”) and Jilin Mai Di Xing Medication Development Co., Ltd. (“MDX”). Natural Pharmatech China owns 75% of the shares of BCT, which was established in September 2002 as a Sino-foreign joint venture with BCT HK, a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type, and is capable of manufacturing 15 drugs in three forms. Our solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

Natural Pharmatech China owns 95% of the shares of YCT, which was established in September 2003. It is engaged in the manufacturing and sales of Chinese and Western medicine. YCT obtained a national GMP certificate in July 2004, and is capable of manufacturing 78 drugs in eight forms.

Natural Pharmatech China owns 99.5% of the shares of JDE, which was established in April 2003. It is engaged in pharmacology, safety pharmacology, and short and long term toxicology studies. JDE obtained a national GLP (Good Laboratory Practice) certificate in December 2004.

Natural Pharmatech China owns 51% of the shares of MDX, which was established in July 2003. MDX focuses on research and development, and technique consulting.

On March 17, 2005, we established a new wholly-owned subsidiary, Global Health System Inc. (“GHS”), in New York, which will sell our products principally in the United States. GHS has not yet commenced operations.

On May 13, 2005, we changed our fiscal year end from March 31 to December 31. Natural Pharmatech’s (and its subsidiaries’) fiscal year end is December 31, and we elected to change our fiscal year end to match our operating companies’ fiscal year end.

Since inception, our revenues have been mainly generated from technical related services, including the sale of patents and research services. We have recently sought to increase revenues from sales of goods, through the operations of our two manufacturing subsidiaries, BCT and YCT.

Results of Operations for the Nine Months Ended September 30, 2005

Revenue. Sales for the current nine months were $2,263,868, an increase of $1,146,925, or 103%, compared with revenue in the same period of 2004. These revenues were derived as follows: revenue from goods sold was $1,047,824, contract revenue earned from the transfer of technology was $1,031,630, and revenue derived from experiments, research and related ancillary services was $184,414.

Sales of goods principally increased from YCT, which attained its GMP attestation from the Chinese government in the middle of 2004, and increased its operations in the beginning of 2005. For the nine months ended September 30, 2005, revenue from goods sold from YCT increased $579,464, or 124%, compared with revenue from YCT goods sold in the same period of 2004, which totaled $468,360. For all our subsidiaries for the period, revenue from goods sold increased $563,875, or 117%, compared with the same period of 2004, which totaled $483,949. The main reason for the increase is that there were a total of 28 products offered by YCT during this period.

Contract revenue earned from the transfer of technology increased $451,219, or 78%, compared with contract revenue in the same period of 2004, which totaled $580,411. The main reason is a contract for approximately $1,000,000 signed in 2005. According to the terms of the contract, $843,000 was booked as revenue during the period.

Cost of Sales. Cost of sales for the nine months ended September 30, 2005 was $1,056,899, an increase of $709,093 (204%) from $347,806 for the corresponding period of 2004. The increase is directly associated with the corresponding increase in revenues generally and those from sales of goods, which have higher costs of sales than our other revenue streams.

Gross Profit. Gross profit for the nine months ended September 30, 2005 was $1,206,969, an increase of $437,842 (57%) from $769,137 for the corresponding period of 2004. Gross profit percentage for the nine months ended September 30, 2005 was 53%, compared to 69% for the same period of 2004. The decrease is due to the larger proportion of revenues from the sale of goods in 2005. This is a lower profit activity compared to research services, which accounted for a greater proportion of revenues in 2004. Based on our knowledge of the industry, we believe that our gross profit percentage for the nine months ended September 30, 2005 approximates the industry standards in China.

Advertising and Selling Expenses. Advertising and selling expenses were $276,796, or 12% of net sales, for the nine months ended September 30, 2005, as compared to $42,195, or four percent of net sales, for the corresponding period of 2004. The increase was due to the establishment of our own sales team with advertising expenses increasing $158,674.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2005 increased $447,187, or 85%, over such expenses for the same period of 2004, due principally to stock issue expenses related to the Company going public (amounting to approximately $276,400), bad debts (approximately $120,800), and salary increases of approximately $50,000.

Research and development expenses. Research and development (R&D) expenses decreased $144,581, or 36%, from such expenses for the same period of 2004. R&D expenses vary during the different stages of research projects. In 2004 most of our research projects were in the intermediary stage, requiring a greater amount of personnel and other expenditures than other stages. We expect that most of those projects will be finished and filed for review in 2005. Other projects in our pipeline are in their early developmental stages, when overall expenditures are smaller.

Miscellaneous income. Miscellaneous income is government grants. Each year, the Chinese government, provides allowances to help companies doing business in medical pharmaceuticals research and development. These payments vary according to the projects we are engaged in and the priorities of the government in funding particular efforts. In 2005, government grants were $256,448, $122,835, and $40,517 in first three quarters, respectively. For the corresponding periods of 2004, grants were $0, $12,082 and $22,160, respectively.

Results of Operations For the Three Months Ended September 30, 2005

Revenue. Revenue for the three months ended September 30, 2005 was $252,607, an increase of $7,694, or three percent, over the same period last year. For the current quarter, revenues were derived as follows: revenue from goods sold was $53,147, contract revenue earned from the transfer of technology was $123,911, and revenue derived from experiments, research and related ancillary services was $75,549.

Since the third quarter is a low season for drug sales, the sales were similar to those in the corresponding period of 2004. Revenue from goods sold, mainly by BCT and YCT, decreased $290 (1%) from the corresponding period of 2004. Revenue for transfer of technology, by JTY, increased $111,820 (925%) from the corresponding period. Revenue from research services, from JDE, decreased $103,836 (58%) from the corresponding period.

Cost of Sales. Cost of sales for the three months ended September 30, 2005 was $187,192, an increase of $9,600 (5%) from $177,592 for the corresponding period of 2004. The increase is directly associated with the increase in revenues generally and those from sales of goods, which have higher costs of sales than our other revenue streams.

Gross Profit. Gross profit for the three months ended September 30, 2005 was $65,415, a decrease of $1,906 (3%) from $67,321 for the corresponding period of 2004. Gross profit percentage for the third quarter was 26% in 2005 and 27% in 2004.

Advertising and Selling Expenses. Advertising and selling expenses were $66,130, or 26% of net sales, for the three months ended September 30, 2005, as compared to $18,264, or seven percent of net sales, for the corresponding period of 2004. The increase is a result of the Company beginning to create its own selling team, and strengthening the marketing of its products.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2005 increased $13,599, or seven percent, over the corresponding period of 2004, due principally to an increase in consulting fees of $6,400 and an increase in depreciation expense of $7,200.

Research and development expenses. Research and development expenses for the three months ended September 30, 2005 decreased $83,788, or 69%, from such expenses for the corresponding period of 2004. R&D expenses vary during the different stages of research projects. In 2004 most of our research projects were in the intermediary stage, requiring a greater amount of personnel and other expenditures than other stages. We expect that most of those projects will be finished and filed for review in 2005. Other projects in our pipeline are in their early developmental stages, when overall expenditures are smaller.

Liquidity and Capital Resources

At September 30, 2005, we had cash of $611,359 and working capital of $1,141,721, and for the nine months then ended, we earned a net profit of $55,082. During the nine months then ended, we used cash of $1,734,263 in our operating activities. The significant reasons for the use of cash are:

•	the increase in accounts receivable of $1,131,768, which is a function of increased sales which have not yet been converted to cash;

•	an increase in other current assets of $425,242, which is from the increase of unrelated parties’ cash borrowing of approximately $400,000;

•	an increase in inventory of $224,521, which is a function of increased sales;

•	a decrease in other payables and accruals of $235,097, due to the settlement of outstanding invoices;

•	an increase in related party receivables of $121,338; and

•	a decrease in related party payables of $171,576.

These cash uses were partially offset by an increase in accounts payable and accrued expenses of $183,040, and an increase in cash advances from customers of $94,709.

During the nine months ended September 30, 2005, we invested cash of $441,665 towards the purchase of fixed assets, with the main payment being for a building for YCT. We borrowed $370,737 from Agriculture Bank in the form of a long-term loan, and the Commercial Bank of Chang Chun extended us a short-term loan of $895,619. We also sold our common shares for cash of $368,007 in the first quarter and $960,000 in the third quarter.

We believe we will be able to renew our short-term bank facilities aggregating approximately $2,200,000, which mature during the next 60 days, on terms substantially similar to those applicable to the existing loans.

For the quarter ended September 30, 2005, cash increased by $275,970 over June 30, 2005. The main source of cash was the sale of common shares for $960,000. This cash receipt was partially offset by an increase in other current assets of $425,242 and a net operating loss of $230,360.

Off-Balance Sheet Arrangements

We have no off-balance arrangements.

Item 3. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2005, the Company entered into a subscription agreement with a non-U.S. entity pursuant to which the Company agreed to issue 800,000 shares of common stock for gross proceeds of $960,000. The shares have not been and will not be registered under the Securities Act of 1933, and, if in the future the shareholder decides to offer, resell, pledge or otherwise transfer any of these shares, they may be offered, resold, pledged or otherwise transferred only (A) pursuant to an effective registration statement filed under the Securities Act, (B) to non-U.S. persons in an offshore transaction in accordance with Rule 903 or Rule 904 of Regulation S under the Securities Act, (C) pursuant to the resale limitations of, and otherwise in compliance with, Rule 905 of Regulation S under the Securities Act, or (D) pursuant to an exemption from registration under the Securities Act provided by Rule 144. The net proceeds from this issuance will be used for working capital and general corporate purposes.

The Company relied on the exemption from the registration requirements of the Securities Act afforded by Regulation S thereunder for this issuance.

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

GLOBAL PHARMATECH, INC.

Date: November 14, 2005	By:	/s/ Xiaobo Sun
	Name:	Xiaobo Sun
	Title:	President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Junhui Peng
	Name:	Junhui Peng
	Title:	Chief Financial Officer