Form 10KSB
period 2005-12-31
Global Pharmatech, Inc.
filed 2006-03-31
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the annual period ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

                          COMMISSION FILE NO. 333-67884

                             GLOBAL PHARMATECH, INC.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                      33-0976805
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          89 Ravine Edge Drive, Richmond Hill, Ontario, Canada L4E 4J6
               (Address of Principal Executive Offices, Zip Code)

                                 (905) 787-8225
                (Issuer's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Each Class                  Name of Each Exchange on Which Registered
Common Stock, $.0001 par value

          Securities Registered Pursuant to Section 12(g) of the Act:

                                (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The issuer's revenues for the fiscal year ended December 31, 2005 were $3,085,175

     The aggregate market value of the registrant's common stock held by non-affiliates as of March 28, 2006 was $30.147 million.

     State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

                                                    Number of Shares Outstanding
Title of Each Class of Equity Securities               as of March 28, 2006
----------------------------------------               --------------------
Common Stock, par value $0.0001 per share                   18,247,935
Preferred Stock, par value $0.0001 per share                   None

                       DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I .....................................................................  1

     ITEM 1.  Description of Business.......................................  1
     ITEM 2.  Description of Properties.....................................  6
     ITEM 3.  Legal Proceedings.............................................  6
     ITEM 4.  Submission Of Matters To A Vote Of Security Holders...........  7

PART II ....................................................................  7

     ITEM 5.  Market For Common Equity and Related Stockholder Matters......  7
     ITEM 6.  Management Discussion and Analysis............................  8
     ITEM 7.  Financial Statements.......................................... 20
     ITEM 8.  Changes In And Disagreements With Accountants On Accounting
               And Financial Disclosures.................................... 20
     ITEM 8A. Controls and Procedures....................................... 21

PART III ................................................................... 22

     ITEM 9.  Directors, Executive Officers, Promoters And Control Persons,
               Compliance With Section 16(A) Of The Exchange Act............ 22
     ITEM 10. Executive Compensation........................................ 24
     ITEM 11. Security Ownership of Certain Beneficial Owners and
               Management .................................................. 26
     ITEM 12. Certain Relationships and Related Transactions................ 27
     ITEM 13. Exhibits List and Reports on Form 8-K......................... 27
     ITEM 14. Principal Accounting Fees and Services........................ 28

     This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1, "Description of Business" and Item 6, "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

     Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, a conversion rate of US$1.00 to RMB 8.07 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

     Global Pharmatech, Inc. ("Global" or the "Company") was incorporated in Delaware on June 26, 2001 under the name Autocarbon.com, Inc. After engaging, under prior management, in several businesses unrelated to its current one, on February 9, 2005, Global acquired Jilin Tian Yao Science and Technology Limited Company ("JTY"), by acquiring JTY's parent, Natural Pharmatech, Inc. ("Natural"), through the issuance to Natural's shareholders of 13,703,125 of its common shares for all of the outstanding common shares of Natural. Located in Changchun, China, JTY is a Chinese limited liability company, organized on February 7, 2001, which, together with its subsidiaries, is principally engaged in the research and development of modernized traditional Chinese medicine and bio-pharmacy, the sale of this technology, and the manufacture and sale of Chinese medicine and vitamins throughout China. Natural was incorporated in the British Virgin Islands on February 2, 2004, and acquired JTY on June 15, 2004 by issuing 43,800,000 of its common shares for all of the outstanding common shares of JTY.

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

     In June 2005, JTY, the Company's wholly-owned subsidiary, acquired an 80% equity interest in a new company, Changchun Xiandai Technology Inc. ("XD").

     On December 11, 2005 the Company sold its entire 51% interest in MDX. MDX had been established in July 2003 and had focused on research and development, and technical consulting.

BUSINESS OVERVIEW

     We are a leader in China in the research, production and development of Traditional Chinese Medicine ("TCM") using internationally-accepted scientific standards. China's TCM annual sales reached US $4.8 billion in 2002. We market our expertise in three major ways: sales of TCM products in convenient dosage forms such as capsules and pills, revenues from technology transfer, and revenues derived from conducting experiments and research for other companies. TCM accounts for approximately 30% to 40% of all medicines sold in China.

THE EMPLOYEES

     The Company currently has 397 full-time employees and no part-time employees. None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

THE PRODUCTS

     Our product line consists of more than 90 products, primarily TCM-based prescription drugs, over-the-counter drugs and dietary supplements, including several western medicines and bio-medicines. We sell our products through distributors and directly to consumers through our own sales team. We currently have three principal drugs that are patented in China and approved for sale by the Chinese State Food & Drug Administration (SFDA):

     QINGXUAN ANTI-HYPERTENSION TABLET is an SFDA-approved over-the-counter drug product indicated for the treatment of hypertension and high serum cholesterol level. The drug substance of Qingxuan is extracted from a single Chinese medical herb, radish seed. The extract contains methyl mercaptan, erucic acid, octadecatrienoic acid, nC13, Glycerol sinapate, raphanin, cyanidin and coumarin. Pharmacology experiments showed that Qingxuan may reduce blood pressure in several animal models. In a three-month toxicity study, after Qingxuan was orally given to mice at ten to 40 times greater than human clinical dose (based on body surface areas), no mortality or organ toxicity was observed in the animal tested. As an over-the-counter drug product, these tablets can be marketed in China without prescription.

     The JUTAI SOFT CAPSULE is an SFDA-approved dietary supplement. Substances of this product are extracted from ginseng and ECHINACEA PURPUREA, a plant originally grown in North America. This dietary supplement and energy provider was developed by Global Pharmatech. As reported previously in the literature, ECHINACEA PURPUREA may increase the concentration of blood leukocyte and enhance human immunity. In addition, Jutai is approved for sale to combat fatigue.

     HUANGZHIHUA ORAL LIQUID is an SFDA-approved prescription drug for the treatment of common colds, especially for children. The drug substances of Huanzhihua are extracted from several Chinese herbs. Global Pharmatech developed this product based upon the written experience of more than a thousand years of Chinese medical practice. Pharmacology studies illustrated that Huangzhihua can inhibit the growth of various bacteria in vitro, and inhibit the proliferation of influenza virus in mouse lungs in vivo and has been shown to have anti-inflammatory benefits in animal models. Long-term toxicology studies showed that orally administered Huangzhihua drug substance at 25 or 50 g/kg/day (several times greater than the human clinical dose) did not induce significant organ toxicity in rats. A clinical study demonstrated that Huangzhihua could significantly reduce the symptoms of common cold in a randomized, comparator-controlled clinical trial. Stability studies showed that the drug product was stable within a three- year testing period. According to Chinese regulations, Huangzhihua has been granted a seven-year administrative market protection by the SFDA.

     In addition to these patented products, Global Pharmatech manufactures and sells other proprietary drugs, generics and dietary supplements used to treat symptoms ranging from headaches, coughing and dry mouth to infections and numbness of limbs.

PRODUCTION FACILITIES AND EQUIPMENT

     The Company's 14,533-sq.m. manufacturing plant contains manufacturing capacity for over 300 million capsules, 200 million pills and tablets, 50 million bags of granules, 50 million vials of liquid dosage form drugs and 200 tons of pilular (orally-administered) drugs annually. Its facilities are certified as compliant with Chinese Current Good Manufacturing Practices, which are governmentally-established current, scientifically sound methods, practices and principles that are implemented and documented during product development and production to ensure consistent and uniform manufacture of safe products. Current Good Manufacturing Practices require the design and implementation of standard operating procedures for each step in the manufacturing process, beginning with the selection of raw materials suppliers and ending with storage and shipment.

     Our principal capsule supplier is Zhejiang Huaguang Capsule Co., Ltd. Shenzhen Dongyangguang Development Co., Ltd. is our principal source for medicine wrappers. We have a number of other smaller suppliers of raw materials and other materials. We believe that a loss of any of these suppliers could be compensated for through arrangements with alternative sources of supply.

     We believe we are in material compliance with all Chinese environmental laws. In each of 2002 and 2004, we spent approximately US$140,000 to purchase equipment for processing production wastes, and we spend approximately US$78,000 annually on maintenance and other compliance expenses.

DISTRIBUTION CHANNELS

     The Company has historically generated revenue from transferring technology during various stages of development to other pharmaceutical companies, in which it retains no ownership interest and for which it receives lump-sum payments based on pre-established milestones rather than royalties or other compensation. We plan to continue to do so with certain drugs, primarily in cases where products are requested and selected by pharmaceutical companies that do not have their own research facilities. For example, Global Pharmatech currently provides services to medium-sized pharmaceutical companies in northern China that have mature manufacturing capacities and sales channels, but do not have similar research and development capabilities.

     We also plan to increase our focus in the future on manufacturing in-house developed medicines in our own production facilities. We intend to target the urban consumer market in China. Currently, sales are mainly through distributors, such as wholesale companies and chain store representatives. We also target the sale of our products to medical institutions, such as hospitals and clinics.

     Geographically, Global Pharmatech focuses its sales efforts in Beijing, Anhui, Shandong, Shanxi, Liaoning, Heilongjiang, Jilin, Chongqing, Shenzhen and other provinces in China. The Company also sells to parts of Southeast Asia.

     Our Chinese operating subsidiaries have received more than thirty commendations since 2001 from various governmental agencies, including several commendations related to the Company's technology and intellectual property.

COMPETITION

     The Chinese pharmaceuticals market is highly fragmented and competitive. Market entry is generally not controlled, although regulatory and technological hurdles, significant start-up costs and limited available facilities may deter inexperienced or undercapitalized entrants. We anticipate that competition in this market will continue to intensify. Our competitors include national and regional pharmaceutical promotion companies, independent pharmaceutical research and development companies and pharmaceutical distributors. We anticipate substantial new competition from foreign and domestic competitors entering the Chinese pharmaceutical marketing and distribution market.

     Some of our competitors are more established, and have significantly greater financial, technical, marketing and other resources than we do. Many also have greater name recognition and a larger customer base. Our competitors may be better able than we are to respond to new or changing opportunities and customer requirements, undertake more extensive research and development, manufacturing and distribution activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.

     We believe we best compete with other pharmaceutical companies in China on the basis of our modern facilities, talented research and development professionals and comprehensive research and development and production resources. We believe our facilities approach or meet Western standards and have sufficient capacity to meet our research and development and production needs for the foreseeable future. In contrast, we believe many Chinese pharmaceutical companies rely on outdated equipment, inadequate facilities and/or less stringent quality control measures.

GOVERNMENT REGULATION

     The law of China on the Administration of Pharmaceuticals was promulgated on September 20, 1984 by the Executive Committee of the National People's Congress and amended effective December 1, 2001. This law sets out the basic legal framework for administration of pharmaceutical production and sale in China, covering manufacture, distribution, packaging, pricing and advertising. The Implementation Rules on the Administration of Pharmaceuticals were promulgated effective September 15, 2002 to set out detailed implementation rules.

     The State Drug Administration was established in 1998 as the Chinese pharmaceutical regulatory authority, to assume supervisory and administrative functions previously carried out by the Ministry of Health, the State Administration Bureau for Pharmaceuticals and the State Administration Bureau for Traditional Chinese Medicine. In March 2003, China's SFDA was established to assume the functions previously carried out by the SDA. The SFDA's primary responsibilities include:

     * formulating and supervising the implementation of regulations and policies concerning drug administration;

     * promulgating standards for pharmaceutical products and medical appliances;

     *    categorizing drugs and medical appliances for regulatory purposes;

     * registering and approving new drugs, generic drugs and imported and Chinese medicines;

     * granting approvals for the production of pharmaceutical products and medical appliances; and

     *    approving the manufacture and distribution of pharmaceutical products.

     Before any pharmaceutical distribution enterprise, including any wholesaler or retailer, can distribute pharmaceutical products in China, it must obtain a Pharmaceutical Distribution Permit issued by the relevant provincial or county-level SFDA where the enterprise is located. Issuance of a permit is subject to inspection of the facilities, warehouse, hygiene environment, quality control systems, personnel and equipment of the enterprise and, when granted, the permit is valid for five years. Enterprises must apply for permit renewals no later than six months prior to expiration, subject to reassessment by the relevant authority. Pharmaceutical distribution enterprises must also obtain a business license from the relevant administration bureau for industry and commerce to commence business.

     Good Supply Practice standards have been established in China regulating pharmaceutical wholesale and retail enterprises to ensure quality distribution of pharmaceutical products. Currently applicable GSP standards, passed by the SDA effective July 1, 2000, require wholesale and retail enterprises to implement strict control of staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control in order to obtain a GSP certificate to conduct business. GSP certificates are valid for five years, after a one-year certification for newly established enterprises. Renewal applications must be made no later than three months prior to expiration, subject to reassessment by the relevant authority.

     Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and relevant Implementation Measures, the Chinese Ministry of Labor and Social Security established a Catalogue listing medicines covered by social insurance (the "Insurance Catalogue"). The Insurance Catalogue is divided into Parts A and B. Part A medicines are qualified for general application, and their content may not be changed by local authorities. Provincial level authorities may make limited changes to Part B medicines, resulting in some regional variations. Patients purchasing Part A medicines are entitled to reimbursement of their costs from the social medical fund in accordance with relevant regulations. Patients purchasing Part B medicines are required to pay a predetermined proportion of their costs.

     Medicines included in the Insurance Catalogue are selected by the Chinese government authorities based on factors including treatment requirements, frequency of use, effectiveness and price, and are subject to government price control. The Insurance Catalogue is revised every two years. In connection with each revision, relevant provincial drug authorities collect proposals from relevant enterprises, and the SFDA makes final revisions based on the preliminary opinions suggested by the provincial drug administrations.

     Medicine products included in the Insurance Catalogue and those whose production or trading will constitute monopolies are also subject to government price control. Maximum prices for these products are periodically revised by state and provincial administration authorities. Prices for medicines not subject to price control are determined by the pharmaceutical manufacturers, subject in some cases to providing notice to provincial pricing authorities. Price controls are set to create reasonable profit margins for pharmaceutical enterprises after taking into account the type and quality of the products, their production costs, prices of substitute products and other similar factors.

RESEARCH AND DEVELOPMENT (R&D)

     Our own R&D efforts result in new drug patents which form the basis for some of our products. We sell patented technology to other drug manufacturers when we are unable to manufacture the products ourselves due to lack of appropriate manufacturing facilities or choose not to because certain products are incompatible with or duplicative of our current product mix or lack required profitability criteria. We also provide research services, primarily through contracts with other drug manufacturers which lack their own R&D capabilities.

     Our R&D capabilities conduct almost all our pre-clinical trial research and develop products according to consumer requirements, distinguishing us from many of our competitors. R&D expenditures were US$508,405 for 2005 and US$507,578 for 2004.

     We currently have 26 patents and 15 trademarks, and are not a party to any license, royalty or franchise contracts.

     We are currently focusing our development efforts on two proposed drugs:
     The XS CAPSULE (XIN-SHU) is indicated for the treatment of angina and other coronary disease. It has been developed by using modern biotechnologies. Based on clinical experience, we believe our product formulation could improve the efficacy of this drug. The drug substances of XS were extracted from six Chinese medical herbal materials. Safety and efficacy of these drug substances and their combination were tested in previous clinical trials conducted in China. After SFDA review and evaluation, the product was approved by the Chinese government in the first quarter of 2006.

     HLB TABLET (HUO-LI-BAO) is composed of drug substances extracted from American ginseng and ECHINACEA PURPUREA. Based on data from previous preclinical and clinical studies, HLB could enhance human immunity, and may have efficacy in combating fatigue. Approval of this product by the Chinese government is expected in the latter half of 2006.

     Additionally, we have at least 15 drugs that have been approved for clinical trial.

     We conduct research and development of products by a variety of means, including two methods we believe are used exclusively by us. The first is a method of analyzing the components of Traditional Chinese Medicines in a serum to determine the chemical structure and bioactivity of the effective compounds absorbed into the blood. The second method is analyzing the chemical structure of polypeptides, or specialized proteins, of Traditional Chinese Medicine in animals, and using bioengineering methods to produce polypeptide preparations.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company, either directly or through its subsidiaries, operates under 50-year ground leases acquired from the Chinese government for lump-sum payments, (1) an office building and factory located at 509 Maoxiang St., Changchun (approximately 9,300 and 5,600 sq.m., respectively), including the 20,800 sq.m. of land on which they are situated; and (2) an office building, factory and storage facility located at 44 Xinghuanan St., Kuaitong, Tongyu (approximately 2,800, 3,331 and 2,600 sq.m., respectively), including the 20,800 sq.m. of land on which they are situated. The Changchun and Tongyu ground leases expire in 2050 and 2053, respectively. The Company owns the buildings and improvements on the properties, which will revert to the Chinese government at the end of the relevant lease term in the absence of extension.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the security holders for a vote during the period covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

     Our common stock is quoted in the Pink Sheets under the symbol "GBLP". The following table sets forth, for the calendar quarters indicated, the range of high and low bid prices of common stock reported by the Pink Sheets since February 9, 2005, the date of its acquisition of the business of its predecessor, Natural Pharmatech. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to February 9, 2005, the Company, under different management and a different name, was either in other lines of business or was dormant, and Natural Pharmatech was a privately-held British Virgin Islands company based in the People's Republic of China.

                                                      High        Low
                                                      ----        ---
     FISCAL 2005
     First Quarter (from February 9)                 $2.90       $0.31
     Second Quarter                                   1.65        0.55
     Third Quarter                                    1.65        0.55
     Fourth Quarter                                   2.50        1.01
     FISCAL 2006
     First Quarter (through March 15, 2006)           2.50        1.45

     As of December 28, 2005, there were 137 record holders of our common stock. The total number of beneficial holders is unknown as they hold our common stock in street name, and such number is not provided to us by our Transfer Agent and Registrar.

     We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

     During 2005, the Company issued 1,129,183 shares of common stock for net proceeds of $1,264,223. The shares have not been and will not be registered under the Securities Act of 1933, and, if in the future the shareholder decides to offer, resell, pledge or otherwise transfer any of these shares, they may be offered, resold, pledged or otherwise transferred only (a) pursuant to an effective registration statement filed under the Securities Act, (b) to non-U.S. persons in an offshore transaction in accordance with Rule 903 or Rule 904 of Regulation S under the Securities Act, (c) pursuant to the resale limitations of, and otherwise in compliance with, Rule 905 of Regulation S under the Securities Act, or (d) pursuant to an exemption from registration under the Securities Act provided by Rule 144. The net proceeds from this issuance will be used for working capital and general corporate purposes.

     The Company relied on the exemption from the registration requirements of the Securities Act afforded by Regulation S thereunder for this issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS FORWARD-LOOKING STATEMENTS

     The following discussion should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, including but not limited to the following:

     * our ability to raise funds in the future through public or private financings;

     * our ability to develop marketable products through our research and development efforts;

     * our ability to protect our patents and technologies and related intellectual properties;

     *    customers' acceptance of our products;

     * our ability to compete against new companies entering the Chinese pharmaceutical market and larger, more established companies which have more resources than our company;

     * our business expenses being greater than anticipated due to competitive factors or unanticipated developments;

     *    changes in political and economic conditions in China;

     * changes in Chinese laws and regulations applicable to our business, including the Administration of Pharmaceuticals, the rules and regulations of the State Food and Drug Administration, the Good Supply Practice standards, and the inclusion of our products in the insurance catalogue of the Ministry of Industry and Social Security;

     *    our ability to retain management and key personnel; and

     * our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

     Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs, revenues not resulting in the manner anticipated due to a slowdown in technology spending, particularly in the telecommunications market and/or our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be affected by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward- looking statements.

BACKGROUND

     Global Pharmatech, Inc. ("Global Pharmatech," the "Company", "we", "us" or "ours") was incorporated under the laws of the State of Delaware in 2001 under the name Autocarbon.com, Inc. On November 1, 2002, we filed a Certificate of Ownership with the Secretary of State of the State of Delaware whereby we merged with our wholly-owned subsidiary and amended our Certificate of Incorporation, changing our name to Autocarbon, Inc.

     On January 24, 2005, our company entered into a Share Purchase Agreement with Natural Pharmatech, Inc., a British Virgin Islands corporation ("Natural Pharmatech"), and the shareholders of Natural Pharmatech. Under the terms of the Share Purchase Agreement, we agreed to acquire 100% of Natural Pharmatech's shares in exchange for 80% of our common stock, to be issued to the Natural Pharmatech shareholders. Our acquisition of Natural Pharmatech was completed on February 9, 2005. In connection with this transaction, we amended our Certificate of Incorporation on January 31, 2005, changing our name to Global Pharmatech, Inc.

     Through our subsidiaries, we develop, manufacture and market proprietary drugs and nutritional supplements that are based on traditional Chinese medicine. We also offer a full range of "start to finish" biotechnology services, including research and development, testing, manufacturing drugs in liquid and solid dose forms, sales and marketing. We utilize unique extraction methods and innovative techniques that have been developed by our research and development team. Our core business is to license our patents and technologies for botanical/biological drug and nutritional supplements and to manufacture and market the products to China and the globe. Our operations are currently conducted in the People's Republic of China with sales distribution in China, U.S, Hong Kong, Malaysia, Singapore, Indonesia and Vietnam. Sales outside China are made either directly to foreign distributors by our subsidiary, Jilin Ben Cao Tang Pharmacy Co., Ltd. ("BCT"), or through China Ben Cao Tang International Development Ltd. ("BCT HK"), which sells on to those areas indicated above.

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

     Natural Pharmatech China has four subsidiaries: BCT, Jilin Yi Cao Tang Pharmacy Co., Ltd. ("YCT"), Jilin Tian Yao Drug Safety Evaluation Co., Ltd. ("JDE") and Jilin Mai Di Xing Medication Development Co., Ltd. ("MDX") (Update for the sale of MDX and the purchase of XD.). Natural Pharmatech China owns 75% of the shares of BCT, which was established in September 2002 as a Sino-foreign joint venture with BCT HK, a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type, and is capable of manufacturing 15 drugs in three forms. Our solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

     Natural Pharmatech China owns 95% of the shares of YCT, which was established in September 2003. It is engaged in the manufacturing and sales of Chinese and Western medicine. YCT obtained a national GMP certificate in July 2004, and is capable of manufacturing 78 drugs in eight forms.

     Natural Pharmatech China owns 99.5% of the shares of JDE, which was established in April 2003. It is engaged in pharmacology, safety pharmacology, and short- and long-term toxicology studies. JDE obtained a national GLP (Good Laboratory Practice) certificate in December 2004.

     On May 13, 2005, we changed our fiscal year end from March 31 to December
31. Natural Pharmatech's (and its subsidiaries') fiscal year end is December 31, and we elected to change our fiscal year end to match our operating companies' fiscal year end.

     In June 2005, JTY, the Company's wholly-owned subsidiary, acquired an 80% equity interest in a new company, Changchun Xiandai Technology Inc. ("XD"), by making a $619,000 investment.

     On December 11, 2005 the Company sold its entire 51% interest in MDX. MDX had been established in July 2003 and had focused on research and development and technical consulting.

     Since inception, our revenues have been mainly generated from technical-related services, including the sale of patents and research services. We have recently sought to increase revenues from sales of goods, through the operations of our two manufacturing subsidiaries, BCT and YCT.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

     REVENUE. Sales for the current year were $3,085,175, an increase of $1,529,505, or 98%, compared with revenue in the same period of 2004. These revenues were derived as follows: revenue from goods sold was $1,694,000, contract revenue earned from the transfer of technology was $1,150,000, and revenue derived from experiments, research and related ancillary services was $241,000.

     Sales of goods principally increased from YCT, which attained its GMP attestation from the Chinese government in the middle of 2004, and increased its operations in the beginning of 2005. For the year ended December 31, 2005, revenue from goods sold from YCT increased $520,002, or 86%, compared with revenue from YCT goods sold in the same period of 2004, which totaled $603,802. For all our subsidiaries for the period, revenue from goods sold increased $752,000, or 80%, compared with the same period of 2004, which totaled $942,000. Contributing to the increase was an increase in the number of products offered by YCT during 2005.

     Contract revenue earned from the transfer of technology increased $674,000 or 142%, compared with contract revenue in the same period of 2004, which totaled $476,000. One of the principal reasons for the increase was a major technology agreement signed with an unrelated Changchun, China company in 2005.

     COST OF SALES. Cost of sales for the year ended December 31, 2005 was $1,400,014, an increase of 162% from $533,770 for 2004. The increase is directly associated with the corresponding increase in revenues generally and those from sales of goods, which have higher costs of sales than our other revenue streams.

     GROSS PROFIT. Gross profit for the year ended December 31, 2005 was $1,685,161, an increase of 65% from $1,021,900 for the corresponding period of 2004. Gross profit percentage for the year ended December 31, 2005 was 55%, compared to 66% for the same period of 2004. The decrease is due to the larger proportion of revenues from the sale of goods in 2005. This is a lower profit activity compared to research services, which accounted for a greater proportion of revenues in 2004.

     ADVERTISING EXPENSES. Advertising expenses increased substantially, to $173,828 for the year ended December 31, 2005, compared to $17,802 for 2004. The increase was due to a major promotional campaign launched by BCT to increase sales and product awareness.

     SELLING EXPENSES. Selling expenses were $91,980, for the year ended December 31, 2005, as compared to $40,832 for the corresponding period of 2004, an increase of 125%. The increase in selling expenses was principally due to the increase in employees on the sales team, as the company develops additional sales channels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2005 increased $403,525 or 46%, over such expenses for the same period of 2004, due principally to expenses associated with becoming a U.S. public company.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development (R&D) expenses remained flat in 2005 at $508,405. These expenses were essentially unchanged from 2004 expenses of $507,578 as the Company continued to invest in its product pipeline. The Company currently has projects in various stages of completion, some in early stages and some that are close to gaining approval to market.

     OTHER INCOME. Other income is principally government grants. Each year, the Chinese government provides allowances to help companies doing business in medical pharmaceuticals research and development. These payments vary according to the projects we are engaged in and the priorities of the government in funding particular efforts. In 2005, government grants totaled $695,160, down 22% from 2004's total $892,845.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2005, we had cash of $690,835 and working capital of $3,861,468, and for the year we earned net income of $200,695. During 2005 we used cash of $1,860,329 in our operating activities. The significant reasons for the use of cash are:

     *    an increase in accounts receivable of $1,114,427;

     *    an increase in related party receivables of $581,302;

     *    an increase in other receivables of $409,389;

     *    an increase in accounts payable and accrued expenses of $26,645;

     *    a decrease in advances from customers of $48,257;

     During the year ended December 31, 2005, we invested cash of $363,431 towards the purchase of fixed assets, with the main payment being for a building for YCT. We borrowed two long-term loans from two separate banks totaling $2,583,315. We also issued 1,129,183 shares of common stock raising net proceeds of $1,264,110.

OFF-BALANCE SHEET ARRANGEMENTS

     We have no off-balance arrangements.

RISK FACTORS

     Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

RISKS RELATED TO OUR BUSINESS

     WE HAVE A LIMITED OPERATING HISTORY. We were founded and commenced operations in 2001. Our operating history may be insufficient for you to evaluate our business and future prospects. We have sustained losses in the past and cannot assure you that we will become profitable or that we will not incur more losses in the future. We expect that our operating expenses will increase as we expand. We will have significant operating losses if we fail to realize anticipated revenue growth. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including that we may fail to implement successfully our business model and strategy, or prudently adapt and modify them as needed; increase awareness of our brands, protect our reputation and develop customer loyalty; competently manage our expanding operations and service offerings, including integration of any future acquisitions; maintain adequate control of our expenses; and anticipate and adapt to changing conditions in our markets, government regulation, our competition and relevant technology.

     If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

     WE HAVE HAD LOSSES IN THE PAST AND MAY HAVE FUTURE LOSSES. WE MAKE NO ASSURANCES THAT WE WILL BE ABLE TO ACHIEVE SUSTAINABLE PROFITABILITY. We have had operating losses since completing our reverse merger in 2005. We believe that we will make a profit in 2006, but we will not be profitable unless we materially increase our sales. The burden of our debt and current interest liabilities makes it prudent to attract equity investment rather than further debt to help us grow. Our new product development and management's ability to successfully manage the business will be essential to achieving consistent profitability. Although our revenues have grown in recent quarters, this growth may not be sustained and we may never become consistently profitable. As sales of goods grow and become a larger part of our total revenues, we may experience smaller overall margins, as sales of our products have higher costs of sales than our other revenue streams.

     WE HAVE NEVER PAID CASH DIVIDENDS AND ARE NOT LIKELY TO DO SO IN THE FORESEEABLE FUTURE. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

     THE MARKET IN WHICH WE COMPETE IS HIGHLY COMPETITIVE, FAST-PACED AND FRAGMENTED, AND WE MAY NOT BE ABLE TO MAINTAIN MARKET SHARE. We expect competition to persist and intensify in the future. Our principal competitors are Tongrentang and Guangzhou Pharmaceutical, and we also compete with a number of other, smaller firms. Both Tongrentang and Guangzhou Pharmaceutical are publicly-traded companies that are substantially larger and have greater resources than Global. We face the risk that new competitors with greater resources than ours will enter our market, and that increasing competition will result in lower prices. If we must significantly reduce our prices, the decrease in revenues could adversely affect our profitability.

     Our products must keep pace with developments in our industry or they may be displaced by competitors' products. Our industry is characterized by rapid product development, with significant competitive advantages gained by companies that introduce products that are first to market, deliver constant innovation in products and techniques, offer frequent new product introductions and have competitive prices. Our future growth partially depends on our ability to develop products that are more effective in meeting consumer needs. In addition, we must be able to manufacture and effectively market those products. The sales of our existing products may decline if a competing product is introduced by other companies.

     The success of our new product offerings depends upon a number of factors, including our ability to accurately anticipate consumer needs, innovate and develop new products, successfully commercialize new products in a timely manner, price our products competitively, manufacture and deliver our products in sufficient volumes and in a timely manner and differentiate our product offerings from those of our competitors. If we fail to make sufficient investments in research and pay close attention to consumer needs or we focus on technologies that do not lead to more effective products, our current and future products could be surpassed by more effective or advanced products of others.

     We have limited control over the activities of our distributors, which generally are not employed or otherwise controlled by us, are free to conduct their business at their own discretion and may be dedicated more to establishing their own reputations and business relationships than to promoting our products. By the same token, the simultaneous loss of a number of our distributors could have a material adverse effect on our business, financial condition and results of operations.

     KEY EMPLOYEES ARE ESSENTIAL TO OUR BUSINESS. Our senior management are essential to executing our strategy. We will need to retain these people and attract others to succeed. We require specialized professionals in a variety of areas, some of which are addressed by relatively few companies. As a result, depending upon how our business grows, we may experience difficulty in hiring and retaining highly skilled employees.

     We compete for qualified professionals with a number of Chinese research institutions, some of which are more established than we are and have the ability to pay more cash and other compensation than we do. Competition for qualified individuals is intense, and we cannot be certain that our search for them will be successful. If we are unable to hire and retain skilled professionals, our business, financial condition, operating results and future prospects could be materially adversely affected. We do not have key-person insurance for any of our senior managers or employees.

     ESTABLISHING AND EXPANDING INTERNATIONAL OPERATIONS REQUIRES SIGNIFICANT MANAGEMENT ATTENTION. Substantially all of our current revenues are derived from China. We intend to expand our international operations in Southeast Asia and the United States, which, if not planned and managed properly, could materially adversely affect our business, financial condition and operating results. Expanding internationally exposes us to legal uncertainties, new regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers, difficulties in managing operations across disparate geographic areas, foreign currency fluctuations, dependence on local distributors and potential disruptions in sales or manufacturing due to military or terrorist acts, as well as longer customer payment cycles and greater difficulties in collecting accounts receivable. We may also face challenges in protecting our intellectual property or avoiding infringement of others' rights, and in complying with potentially uncertain or adverse tax laws.

     We do not currently enter into forward exchange rate contracts to hedge some of the financial risks of international operations, but expect to do so in the future.

     FLUCTUATIONS IN THE VALUE OF THE RMB RELATIVE TO FOREIGN CURRENCIES COULD AFFECT OUR OPERATING RESULTS. Most of our operations are conducted in Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, such as the U.S. dollar, we would be subject to increased risks of foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. The value of Hong Kong dollars and Chinese Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As our operations are primarily in Asia, any significant revaluation of Hong Kong dollars or the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into Hong Kong dollars or Chinese Renminbi for our operations, appreciation of either currency against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Hong Kong dollars or Chinese Renminbi into U.S. dollars for other business purposes and the U.S. dollar appreciates against either currency, the U.S. dollar equivalent of the currency we convert would be reduced. To date, we have not engaged in any hedging transactions in connection with our international operations.

     CHINESE FOREIGN EXCHANGE CONTROLS MAY LIMIT OUR ABILITY TO UTILIZE REVENUES EFFECTIVELY AND RECEIVE DIVIDENDS AND OTHER PAYMENTS FROM OUR CHINESE SUBSIDIARIES. Our Chinese subsidiaries are subject to Chinese rules and regulations on currency conversion. The Chinese government regulates the conversion of the Chinese RMB into foreign currencies. Currently, foreign investment enterprises are required to apply for authority (renewed annually) to open foreign currency accounts governing conversion for payment of dividends, limited capital items such as direct investments, loans, and issuances of securities, some of which may be effected with governmental approval, while others require authorization.

     Our subsidiaries' ability to remit funds to us may be limited by these restrictions. There can be no assurance that the relevant regulations in China will not be amended so as to adversely affect our ability to obtain funds from our subsidiaries.

     OUR OPERATIONS COULD BE CURTAILED IF WE ARE UNABLE TO OBTAIN REQUIRED ADDITIONAL FINANCING. ADDITIONAL FINANCING COULD ALSO RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS OR RESTRICTIONS ON OUR FINANCIAL DISCRETION. Since inception our investments and operations primarily have been financed through sales of our common stock and proceeds from our current sales. In the future we may need to raise additional funds through public or private financing, which may include the sale of equity securities or equity or debt securities convertible into or exchangeable for our common stock. The issuance of these securities could result in dilution to our stockholders. To the extent that we raise additional capital by issuing debt securities, we would incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to your interest in bankruptcy or liquidation. To the extent we raise additional funds through licensing or other arrangements, it may be necessary to relinquish some rights to our technologies or products, or grant licenses on unfavorable terms.

     If we are unable to raise capital when needed, our business growth strategy may slow, which could severely limit our ability to increase revenue, and we may be unable to take advantage of business opportunities or respond to competition.

     OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT AND SECURITIES AND EXCHANGE COMMISSION ("SEC") RULES CONCERNING INTERNAL CONTROLS MAY BE TIME CONSUMING, DIFFICULT AND COSTLY. Although individual members of our management team have experience as officers of publicly-traded companies, much of that experience came prior to the adoption of the Sarbanes-Oxley Act of 2002. We have only recently become a publicly-traded company. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley's internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

RISKS OF DOING BUSINESS IN CHINA

     OUR OPERATIONS AND ASSETS ARE SUBJECT TO SIGNIFICANT POLITICAL AND ECONOMIC UNCERTAINTIES. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

     As China changes its economy from planned to more market-oriented, uncertainties arise regarding governmental policies and measures. Although, in recent years, the Chinese government has implemented measures emphasizing the use of market forces for economic reform, reduction of state ownership of productive assets, and establishment of sound corporate governance practices, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and leased to business entities or individuals through governmental grants of state-owned land use rights. The grant process is typically based on government policies at the time of grant, which can be lengthy and complex and may adversely affect any expansion of our operations. The Chinese government also exercises significant control over China's economic growth through allocation of resources, foreign currency control and providing preferential treatment to particular industries or companies.

     Products distributed outside China are subject to government regulations of different jurisdictions, which could be stricter than in China. In some developed countries, the government regulations for product approval could be stricter than in China, while in developing countries, government regulation could be uncertain.

     WE ARE REQUIRED TO OBTAIN LICENSES TO EXPAND OUR BUSINESS IN MAINLAND CHINA. Our activities must be reviewed and approved by various national and local agencies of the Chinese government before they will issue business licenses to us. There can be no assurance that Chinese authorities will continue to approve and renew our licenses. If we are unable to obtain licenses or renewals we will not be able to continue our business operations in China, which would have a material adverse effect on our business, financial condition and results of operations.

     WEAKENED POLITICAL RELATIONS BETWEEN THE U.S. AND CHINA COULD MAKE US LESS ATTRACTIVE. Sino-U.S. relations are subject to sudden fluctuation and periodic tension. Changes in political conditions in China and the U.S. are difficult to predict and could adversely affect our operations, and its future business plans and profitability.

     OUR OPERATIONS MAY NOT DEVELOP IN THE SAME WAY OR AT THE SAME RATE AS MIGHT BE EXPECTED IF THE PRC ECONOMY WERE SIMILAR TO THE MARKET-ORIENTED ECONOMIES OF OECD MEMBER COUNTRIES. The economy of the PRC has historically been a nationalistic, "planned economy," meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC's economy has been transitioning to a more market-oriented economy. However, there can be no assurance of the future direction of these economic reforms or the effects these measures may have. The PRC economy also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, an international group of member countries sharing a commitment to democratic government and market economy. For instance:

     * the number and importance of state-owned enterprises in the PRC is greater than in most OECD countries;

     * the level of capital reinvestment is lower in the PRC than in most OECD countries; and

     * Chinese policies make it more difficult for foreign firms to obtain local currency in China than in OECD jurisdictions.

     As a result of these differences, the combined company's operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to those of OECD member countries.

     THE ECONOMY OF CHINA HAS BEEN EXPERIENCING UNPRECEDENTED GROWTH, WHICH COULD BE CURTAILED IF THE GOVERNMENT TRIES TO CONTROL INFLATION BY TRADITIONAL MEANS OF MONETARY POLICY OR ITS RETURN TO PLANNED-ECONOMY POLICIES, ANY OF WHICH WOULD HAVE AN ADVERSE EFFECT ON US. The Chinese economy's rapid growth has led to higher levels of inflation. Government attempts to control inflation may adversely affect the business climate and growth of private enterprise in China, and may create a more challenging revenue and expense environment for our business, which could have an adverse effect on our profitability.

     CHINESE BUSINESS AND COMMERCIAL LAW IS RELATIVELY RECENT AND REMAINS IN FLUX, AND WE MAY HAVE LIMITED LEGAL RECOURSE UNDER CHINESE LAW IF DISPUTES ARISE UNDER OUR CONTRACTS WITH THIRD PARTIES. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. Its experience in implementing, interpreting and enforcing these laws and regulations, however, is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our business is unsuccessful, or other adverse circumstances arise from our business transactions, we face the risk that our counterparties may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding their financial and business operations. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under Chinese law, may be limited. Without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

     YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN CHINA BASED ON UNITED STATES JUDGMENTS AGAINST US, OUR SUBSIDIARIES, OFFICERS AND DIRECTORS AND OTHERS. Substantially all of our assets are located in the PRC, and our management principally reside and have their assets there. As a result, it may not be possible for U.S. investors to effect service of process within the U.S. or elsewhere outside the PRC on our directors or executive officers, including with respect to matters arising under U.S. federal or state securities laws. The PRC does not have treaties providing for reciprocal recognition and enforcement of judgments of courts with the U.S. or many other countries. As a result, recognition and enforcement in the PRC of such judgments in relation to any matter, including U.S. securities laws, may be difficult or impossible. An original action may be brought in the PRC against our subsidiaries' assets, directors and executive officers only if the actions are not required to be arbitrated by PRC law and the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with such an original action, a PRC court may award civil liability, including monetary damages.

     WE MUST COMPLY WITH U.S. LAWS PROHIBITING CORRUPT BUSINESS PRACTICES OUTSIDE THE UNITED STATES, WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE. We are required to comply with the U.S. Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business, or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

RISKS RELATED TO OUR PRODUCTS

     WE MAY INCUR SUBSTANTIAL UNINSURED LIABILITIES AND BE REQUIRED TO LIMIT COMMERCIALIZATION OF OUR PRODUCTS IN RESPONSE TO PRODUCT LIABILITY LAWSUITS. The manufacture, marketing and sale of our products entail inherent risks of product liability. As a manufacturer of products designed for human consumption, we are subject to product liability claims that use of our products has resulted in injury. Some of our products contain vitamins, minerals, herbs and other ingredients that are not subject to pre-market regulatory approval. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

     We may be held liable if serious adverse reactions from the use of our products occur. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities and damage to our commercial reputation, or be required to limit commercialization of our products.

     Our inability to obtain sufficient product liability insurance at acceptable cost against claims could prevent or inhibit commercialization of our products. We currently do not carry product liability insurance. We may not be able to obtain insurance at reasonable cost, if at all. If we obtain insurance in the future, it may not adequately compensate us for all losses that we may incur, which could have a material adverse effect on our business.

     CONSUMERS MAY NOT ACCEPT AND USE OUR PRODUCTS. Even if regulatory bodies approve our products, consumers may not accept and use them. Acceptance and use will depend upon a number of factors, including perceptions by the health and nutrition community about their safety and effectiveness, changing consumer preferences and trends, our products' cost-effectiveness relative to competing products and the effectiveness of marketing and distribution efforts by us, our licensees and distributors, if any. Reimbursement for our products from government or other healthcare payors is generally minimal, and any such reimbursement is problematic, in that payors routinely challenge prices charged, limit coverage and provide inadequate reimbursement, which would diminish market acceptance of our products.

     Our success depends in part on our ability to anticipate and respond to changes in consumer trends, and we may not respond in a timely or commercially appropriate manner to them. Because markets for our products differentiate geographically, we must accurately assess demand in each specific market into which we wish to make sales. If we fail to invest in extensive market research on consumer health needs in each market we target, we may face limited market acceptance of our products, which could have a material adverse effect on our sales and earnings. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues, and our business will suffer.

     OBTAINING AND MAINTAINING NECESSARY REGULATORY APPROVALS FOR OUR PRODUCTS MAY BE TIME CONSUMING, DIFFICULT AND COSTLY. IF WE FAIL TO DO SO, WE WILL BE UNABLE TO SELL OUR PRODUCTS IN SOME AREAS. Our current products require and have obtained regulatory review and approval for sale. We anticipate that future product candidates we develop will also require such review and approval. Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental standards, efficacy, labeling, advertising, promotion, record keeping and sale and distribution generally. The required effort to achieve approval may be time consuming, difficult and costly, and we cannot predict whether such approvals would be obtained in particular cases. Regulators have substantial discretion in approving products such as ours, and may either decline to do so or require us to spend considerable effort to achieve a different result. That process may also be delayed by changes in government regulation, future legislation, administrative action or changes in policy that occur prior to or during regulatory review. Delays in obtaining regulatory approvals may delay commercialization of, and our ability to derive product revenues from, the affected products, impose costly procedures on us, and diminish any competitive advantages we may otherwise enjoy.

     In addition, even after approval, regulated products are subject to continuing review, reporting requirements and other compliance obligations. The discovery of previously unknown problems with our products, our own manufacturing or manufacturing by third parties, may result in restrictions on our products or in their manufacture, including withdrawal of the product from the market.

     Internationally, our products are subject to regulatory requirements that vary by country. Obtaining approval to sell our products internationally involves complexities of dealing with a variety of governmental regulations. We have limited experience in dealing with the specific regulations that may be required to sell our products in certain international markets, which could delay our ability to obtain relevant regulatory approval for our products. In addition, our product sales in other countries are subject to product regulatory regimes of various degrees and direct marketing or distribution regulations. There can be no assurance that our current operations will not be adversely affected by compliance issues and changes in applicable laws and regulations in relevant jurisdictions.

     WE RELY ON A LIMITED NUMBER OF VENDORS TO SUPPLY RAW MATERIALS AND FINISHED GOODS FOR OUR PRODUCTS. Regulatory authorities also periodically inspect manufacturing facilities, including third parties who manufacture our products or our active ingredients for us, and may challenge their qualifications or competence. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards and make quality products. We do not have control over our contract manufacturers' compliance with these requirements. Failure to comply with regulatory requirements can result in sanctions, fines, delays, suspension of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and criminal prosecutions.

     If we are unable to obtain sufficient supplies of raw materials, if climatic or environmental conditions adversely affect them or if they increase significantly in price, our business would be seriously harmed. If any of our current or future third-party suppliers cease to supply products in the quantity and quality we need to manufacture our products, or if they are unable to comply with applicable regulations, the qualification of other suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs. As a result, we may not be able to obtain the necessary ingredients used in our products in the future on a timely basis, if at all. This would negatively affect our business.

     MANUFACTURING RISKS. There are risks associated with ingredients mixing and production processes and techniques. Our manufacturing process requires a significant degree of technical expertise. If we fail to manufacture our products to specifications or inadvertently use defective materials in the manufacturing process, the reliability and performance of our products will be compromised.

     Any significant disruption in our manufacturing operations for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force majeure, could adversely affect our sales and customer relationships.

     IF WE FAIL TO PROTECT ADEQUATELY OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OR TO SECURE RIGHTS TO PATENTS OF OTHERS, THE VALUE OF OUR INTELLECTUAL PROPERTY RIGHTS COULD DIMINISH. Our success, competitive position and revenues will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent or other intellectual property protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

     Our patents, trade secrets, trademarks, service marks and similar intellectual property are critical to our success. We rely on patent, trademark and trade secret law, as well as confidentiality and license agreements with our employees, customers, partners and others, to protect our proprietary rights. We have received patent protection for certain of our products in the People's Republic of China. We have not applied for any patent or other protection in countries other than China. We cannot predict the degree and range of protection patents or other intellectual property rights will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents, if and when patents will issue, whether or not others will obtain patents claiming aspects similar to ours, or if we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

     Our success also depends on the skills, knowledge and experience of our employees, consultants, advisors, licensors and contractors. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into confidentiality and, where applicable, grant-back agreements. These agreements may not provide adequate protection in the event of unauthorized use or disclosure or the lawful development by others of such information. If any of our intellectual property is disclosed, its value would be significantly impaired, and our business and competitive position would suffer.

     IF WE INFRINGE THE RIGHTS OF THIRD PARTIES, WE COULD BE PREVENTED FROM SELLING PRODUCTS, FORCED TO PAY DAMAGES, AND COMPELLED TO DEFEND AGAINST LITIGATION. We could also incur substantial costs, and have to obtain licenses, which may not be available on commercially reasonable terms (if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages or defend litigation or administrative proceedings. All these may be costly, whether we win or lose, and could result in a substantial diversion of valuable management resources.

     We believe we do not infringe others' proprietary rights. However, we cannot guarantee that no third party will claim infringement in the future. Resolving such issues traditionally has resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

RISK RELATED TO MANAGEMENT

     THE CONCENTRATED OWNERSHIP OF OUR CAPITAL STOCK MAY BE AT ODDS WITH YOUR INTERESTS, AND HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL OF OUR COMPANY. Our directors, officers, key personnel and their affiliates as a group beneficially own or control the vote of approximately 69% of our outstanding capital stock, and control the Company. They will be able to continue to exercise significant influence over all matters affecting the Company, including the election of directors, formation and execution of business strategy and approval of mergers, acquisitions and other significant corporate transactions, which may have an adverse effect on the stock price. They may have conflicts of interest and interests that are not aligned with yours in all respects.

     MANAGEMENT IS INEXPERIENCED IN RUNNING A U.S. PUBLIC COMPANY. We are managed by a management team that is relatively unfamiliar with the capital market and the processes by which a U.S. public company should be managed and operated. Management is currently making efforts to familiarize itself with the relevant laws, rules and regulations and market practice, but there can be no assurance that it can master the relevant knowledge and skills and set up the required systems in time to prevent mistakes and to meet shareholder and market expectations.

     WE MAY NOT SUCCESSFULLY MANAGE OUR GROWTH. Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and administrative, operational, and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

     MANAGEMENT MAY APPLY THE PROCEEDS OF THIS OFFERING TO USES FOR WHICH YOU MAY DISAGREE. Our management will have considerable discretion in using the proceeds of this Offering, and you will not have an opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The proceeds may be used for corporate purposes with which you may disagree.

ITEM 7. FINANCIAL STATEMENTS

     Our Financial Statements together with the independent auditor's report thereon are included on pages F-1 through F-6 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On February 11, 2005, the board of directors unanimously approved the dismissal of Russell Brennan as its then certifying accountant and notified Mr. Brennan that it was terminating his services. The Company dismissed Mr. Brennan after it was advised by the SEC staff on December 26, 2004 that Mr. Brennan had not applied for registration with the Public Company Accounting Oversight Board. On the same date, the Company engaged its former accountant, Aaron Stein CPA, to serve as its independent registered public accountant to review the Company's financial statements for the periods ended June 30, September 30 and December 31, 2004.

     During the period from September 28, 2004 through February 11, 2005 when Mr. Brennan was retained by the Company, (i) there were no disagreements between the Company and Mr. Brennan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Mr. Brennan's satisfaction, would have caused him to make reference to the matter in his reports on the Company's financial statements, and (ii) Mr.

Brennan's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. During the period of Mr. Brennan's engagement, there were no reportable events described in Item 304(a)(1)(iv) of Regulation S-B.

     During the two fiscal years ended December 31, 2003 and 2002, and until September 28, 2004, Mr. Stein was retained as the Company's principal accountant to audit and review the Company's financial statements during such periods. During those two fiscal years and through February 12, 2005, the Company did not consult with Mr. Stein regarding any matter or event described in Item 304(a)(2)(i) or (ii) of Regulation S-B.

     On February 24, 2005, the Company provided Mr. Brennan with a copy of the foregoing disclosure, and requested that he furnish it with a letter addressed to the SEC stating whether he agrees with the above statements. Such letter has been filed with the SEC.

     On April 20, 2005, the Company dismissed Mr. Stein, which dismissal was effective immediately and was approved by the board of directors on that date. Mr. Stein had been most recently engaged by the Company from February 11, 2005, and had previously been engaged by the Company as its principal independent accountant for the fiscal years ended December 31, 2002 and 2003, and through September 28, 2004.

     On the same date, the Company engaged Moore Stephens, P.C. as its new principal independent accountants, which engagement was effective immediately and was approved by the Company's Board of Directors on that date.

     During his 2005 engagement period, Mr. Stein reviewed the Company's consolidated financial statements as of and for the interim periods ended June 30, September 30 and December 31, 2004 in connection with the Company's filing or amended filings of Quarterly Reports on Form 10-QSB for such periods. During that engagement, Mr. Stein did not issue a report containing any adverse opinion or disclaimer of opinion or that was qualified or modified as to uncertainty, audit scope or accounting principles. There were also during that engagement no disagreements between the Company and Mr. Stein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Mr. Stein's satisfaction, would have caused him to make reference to the subject matter of the disagreement in connection with his report. None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-B occurred within the two most recent fiscal years of the Company ended December 31, 2005.

     The Company has provided Mr. Stein of with a copy of the foregoing disclosures, and he has furnished a letter, addressed to the SEC stating that he agrees with the foregoing statements, which has been filed with the SEC.

     During the two most recent fiscal years of the Company, and through the date of the engagement of Moore Stephens on April 20, 2004, the Company did not consult with Moore Stephens P.C. regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

     There were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of our company. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there were no arrangements or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     Set forth below are the names of the directors, executive officers and key employees of the Company as of January 1, 2006:

   Name                  Age                  Position
   ----                  ---                  --------
Lianqin Qu               50     Chairwoman of the Board of Directors
Xiaobo Sun               48     President, Chief Executive Officer and Director
Tom Du                   50     Director and Chief Technology Officer
Joseph J. Levinson       29     Chief Financial Officer

     Pursuant to the Company's bylaws, directors are elected at the annual meeting of stockholders and each director holds office until his successor is elected and qualified. Officers are elected by the Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of the Company's directors and executive officers.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

     LIANQIN QU is currently the Chairwoman and General Manager at Dongyuan Investment Consultancy, H.K. Limited in Hong Kong. She has held her current position since August 9, 2001. From December 12, 1999 to December 30, 2003, she was Chairwoman and General Manager of Jilin Dongyuan Strategy Consulting Co.,

Ltd., located in Jilin province, Northeast part of China. Over the past five years, she worked as a financial advisor for both Jilin Province Huinan Changlong Bio-pharmacy Co., Ltd. and Changchun Da Xing Pharmaceutical Company Ltd., which are listed on the Growth Enterprise Market of the Hong Kong Stock Market. Ms. Qu has many years of experience in financial research, financing practice and corporate management, having advised more than 30 companies with restructuring transactions. Ms. Qu is also Chairwoman of Changchun Da Xing Pharmaceuticals Ltd, a Hong Kong- listed company (Sticker symbol: 8067) and Chairwoman of Dongyuan Investment Consultancy (H.K.) Limited. She received her MBA degree from Asia International Open University (Macau).

     XIAOBO SUN, PH.D., is the President of Natural Pharmatech (Jilin China) Co., Ltd. From 2002 to May 2004, Dr. Sun worked as a Senior Director, R&D, Hutchison Medipharma - a Hutchison Whampoa Company. From 1999 to 2002, Dr. Sun was the President of the JATCM, a Traditional Chinese Medicine research institute with over 700 scientists, physicians and employees. Dr. Sun has extensive experience in the Chinese pharmaceutical industry and medical community, and has worked as an expert consultant for the State Food and Drug Administration (SFDA), Chinese regulatory authority. Dr. Sun is also a member of various national scientific and technology committees. In addition, Dr. Sun has published five books and over 90 articles in national scientific journals in China and Dr. Sun is an associate editor of several Chinese medical journals.

     TOM DU, M.D., PH.D., has held his current position with the Company since February, 2005, and is currently Vice President, Regulatory Affairs, for Humphairs Industries Ltd., a global pharmaceutical consulting company. Dr. Du has held this position since October 2004. Prior to joining Humpharis, Dr. Du worked as Senior Director, Clinical and Regulatory Affairs, for Hutchison Medipharma, a Hutchison Whampoa Company from 2002 to July 2004. From 2001 to 2002, Dr. Du worked as Acting Managing Director, China operation, at Ingenix Pharmaceutical Services, a UnitedHealth Group Company. From 1994 to 2000, Dr. Du worked as a reviewing officer for the U.S. Food and Drug Administration.

     JOSEPH J. LEVINSON, CPA, joined the Company in January 2006. From 2004 to 2006 he was Chief Financial Officer of BDL Media, a closely-held China-based media holding company. From 2001 to 2003, he was Vice President, Business Development for Chengdu Environmental Control Incorporated in southwest China, and from 2000 to 2001 he was a manager in the New York office of Deloitte and Touche. During the 1990s, Mr. Levinson was Corporate Development Officer at Hong Kong-listed China Strategic Holdings, an Asian mergers and acquisitions company led by Asian businessman Oei Hong Leong, where his major responsibilities included the company's subsidiary, China Tire, one of the first Mainland Chinese companies to list on the New York Stock Exchange. Mr. Levinson has been a U.S. Certified Public Accountant since 1996.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     As permitted by applicable law, our Bylaws provide that we will indemnify our officers, directors, employees, consultants and agents. This includes indemnification against attorneys' fees and other expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them arising out of their association with or activities on behalf of our company. However, they will not be indemnified if they are adjudged to have acted with gross negligence, engaged in willful misconduct, knowingly violated the law, breached their duty of loyalty or received improper personal benefit. We will bear the expenses of such litigation for any such persons upon their promise to repay such sums if it is ultimately determined that they are not entitled to indemnification.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to our directors, officers and controlling persons (within the meaning of the Securities Exchange
Act) pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the aggregate compensation awarded to, earned by or paid to the chief executive officer during 2005. No executive officer's annual cash compensation exceeded $100,000 in either of the fiscal years ended December 31, 2005 and 2004.

SUMMARY COMPENSATION TABLE

                            Annual Compensation          Long Term Compensation    Awards      Payouts
                      -------------------------------   -----------------------    ------      -------
Name and                                     Other      Restricted   Securities                  All
Principal                                   Annual        Stock      Underlying     LTIP        Other
Position       Year    Salary    Bonus   Compensation    Award(s)      Options     Payouts   Compensation
--------       ----    ------    -----   ------------    --------      -------     -------   ------------
                        ($)       ($)        ($)            (#)          (#)        ($)         ($)
Xiaobo Sun(1)  2005   $60,000     --         --             --            --        --           --

----------
(1) Mr. Sun joined the Company on June 24, 2004.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     On February 8, 2005, the Company entered into an Executive Services Contract with Lianqin Qu, pursuant to which Lianqin Qu has agreed to act as a Director and Chairperson of the Company's Board of Directors. Lianqin Qu's salary under the Executive Services Contract is US$3,000 per month. In addition, the Company agreed to grant Lianqin Qu an option to purchase 100,000 shares of the Company's common stock upon the achievement of working goals as determined by the Board. During the term of Madam Qu's appointment, unless the relevant competition is made known to the public and (if required) approved by relevant regulatory authorities, she has agreed not to engage in any business in competition with the Company, or seek any position from any company or individual who competes in business with the Company or any subsidiary or branch of the Company. Lianqin Qu has also agreed to certain confidentiality covenants regarding information obtained from the Company and any of its subsidiaries and branches. The Executive Services Contract may be terminated upon any of the following events, unless otherwise determined by the Board of Directors: (a) Lianqin Qu is prohibited by any laws, regulations or rules from acting in any of her positions or she is no longer qualified to act in any position; (b) Lianqin Qu is unable to perform her duties for a period of three months due to health reasons; (c) Lianqin Qu commits a material breach and/or repeated and/or continual breach of her obligations under the Executive Services Contract; (d) Lianqin Qu is guilty of any serious misconduct or serious neglect in the discharge of her duties; (e) Lianqin Qu's actions or omissions bring the name or reputation of the Company or any subsidiary or branch of the Company into serious disrepute or prejudice; (f) Lianqin Qu is or becomes of unsound mind or becomes a patient for the purpose of any laws relating to mental health; (g) Lianqin Qu is sued for criminal liability or convicted of any criminal offense other than an offense which in the reasonable opinion of the Board of Directors does not affect her position with the Company; (h) Lianqin Qu is removed from her position by the Board of Directors; (i) Lianqin Qu leaves the service of the Company in accordance with the Company's Certificate of Incorporation; or (j) Lianqin Qu fails to attend three consecutive meetings of the Board of Directors. There is no expiration date of the Executive Services Agreement.

     On February 8, 2005, the Company entered into an Executive Employment Contract with Xiaobo Sun, pursuant to which Xiaobo Sun has agreed to act as the Company's Chief Executive Officer, President and as a member of the Company's Board of Directors. Xiaobo Sun's salary under the Executive Employment Contract is US$5,000 per month. In addition, the Company agreed to grant Xiaobo Sun an option to purchase 200,000 shares of the Company's common stock upon the achievement of working goals as determined by the Board. During his term of employment, unless the relevant competition is made known to the public and (if required) approved by relevant regulatory authorities, Xiaobo Sun has agreed not to engage in any business in competition with the Company, or seek any position from any company or individual who competes in business with the Company or any subsidiary or branch of the Company. Xiaobo Sun has also agreed to certain confidentiality covenants regarding information obtained of the Company and any of its subsidiaries and branches. The Executive Employment Contract may be terminated upon any of the following events, unless otherwise determined by the Board of Directors: (a) Xiaobo Sun is prohibited by any laws, regulations or rules from acting in any of his positions or he is no longer qualified to act in any position; (b) Xiaobo Sun is unable to perform his duties for a period of three months due to health reasons; (c) Xiaobo Sun commits a material breach and/or repeated and/or continual breach of his obligations under the Executive Employment Contract; (d) Xiaobo Sun is guilty of any serious misconduct or serious neglect in the discharge of his duties; (e) Xiaobo Sun's actions or omissions bring the name or reputation of the Company or any subsidiary or branch of the Company into serious disrepute or prejudice; (f) Xiaobo Sun is or becomes of unsound mind or becomes a patient for the purpose of any laws relating to mental health; (g) Xiaobo Sun is sued for criminal liability or convicted of any criminal offense other than an offense which in the reasonable opinion of the Board of Directors does not affect his position with the Company;
(h) Xiaobo Sun is removed from his position by the Board of Directors; (i) Xiaobo Sun leaves the service of the Company in accordance with the Company's Certificate of Incorporation; or (j) Xiaobo Sun fails to attend three consecutive meetings of the Board of Directors. There is no expiration date of the Executive Employment Agreement.

     On February 14, 2005, the Company entered into a Director and Chief Technology Officer Service Contract with Tom Du, pursuant to which Mr. Du has agreed to act as the Company's Chief Technology Officer and as a member of the Company's Board of Directors. Mr. Du's salary under the Director and Chief Technology Officer Service Contract is US$4,000 per month. In addition, the Company agreed to grant Mr. Du an option to purchase 50,000 shares of the Company's common stock upon the achievement of working goals as determined by the Board. During his term of employment, Mr. Du agreed not to engage in any business that individually develops any of the products developed by the Company, including all products approved by the SFDA, products marketed by the Company prior to, during, or under development during the employment period. Mr. Du has also agreed to certain confidentiality covenants regarding information obtained of the Company and any of its subsidiaries and branches. The Director and Chief Technology Officer Service Contract may be terminated upon any of the following events, unless otherwise determined by the Board of Directors: (a) Tom Du is prohibited by any laws, regulations or rules from acting in any of his positions or he is no longer qualified to act in any position; (b) Mr. Du is unable to perform his duties for a period of three months due to health reasons;
(c) Mr. Du commits a material breach and/or repeated and/or continual breach of his obligations under the Director and Chief Technology Officer Service Contract; (d) Mr. Du is guilty of any serious misconduct or serious neglect in the discharge of his duties; (e) Mr. Du's actions or omissions bring the name or reputation of the Company or any subsidiary or branch of the Company into serious disrepute or prejudice; (f) Mr. Du is or becomes of unsound mind or becomes a patient for the purpose of any laws relating to mental health; (g) Mr. Du is sued for criminal liability or convicted of any criminal offense other than an offense which in the reasonable opinion of the Board of Directors does not affect his position with the Company; (h) Mr. Du is removed from his position by the Board of Directors; (i) Mr. Du leaves the service of the Company in accordance with the Company's Certificate of Incorporation; or (j) Mr. Du fails to attend three consecutive meetings of the Board of Directors. In addition, Mr. Du may terminate the Director and Chief Technology Officer Service Contract with one-month notice for good cause arising from impossibility of performance and/or conflict of interest. There is no expiration date of the Director and Chief Technology Officer Service Contract.

     On January 1, 2006, the Company entered into a Chief Financial Officer service contract with Joseph J. Levinson, pursuant to which Mr. Levinson has agreed to act as the Company's Chief Financial Officer. Mr. Levinson's salary under the Executive Employment Contract is US$3,000 per month. During his term of employment, unless the relevant competition is made known to the public and (if required) approved by relevant regulatory authorities, Mr. Levinson has agreed not to engage in any business in competition with the Company, or seek any position from any company or individual who competes in business with the Company or any subsidiary or branch of the Company. Mr. Levinson has also agreed to certain confidentiality covenants regarding information obtained of the Company and any of its subsidiaries and branches. The Executive Employment Contract may be terminated upon any of the following events, unless otherwise determined by the Board of Directors: (a) Mr. Levinson is prohibited by any laws, regulations or rules from acting in any of his positions or he is no longer qualified to act in any position; (b) Mr. Levinson is unable to perform his duties for a period of three months due to health reasons; (c) Mr. Levinson commits a material breach and/or repeated and/or continual breach of his obligations under the Executive Employment Contract; (d) Mr. Levinson is guilty of any serious misconduct or serious neglect in the discharge of his duties; (e) Mr. Levinson's actions or omissions bring the name or reputation of the Company or any subsidiary or branch of the Company into serious disrepute or prejudice;
(f) Mr. Levinson is or becomes of unsound mind or becomes a patient for the purpose of any laws relating to mental health; (g) Mr. Levinson is sued for criminal liability or convicted of any criminal offense other than an offense which in the reasonable opinion of the Board of Directors does not affect his position with the Company; (h) Mr. Levinson is removed from his position by the Board of Directors; or (i) Mr. Levinson leaves the service of the Company in accordance with the Company's Certificate of Incorporation. There is no expiration date of the Executive Employment Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 28, 2005, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                                            Number of           % of Common
                                                              Shares               Stock
                                                           Beneficially         Beneficially
Name and Address of Beneficial Owner (1)                     Owned (2)            Owned (3)
----------------------------------------                     ---------            ---------
Lianqin Qu (4)                                             13,712,176 (5)           75.1
Xiaobo Sun                                                          0                  0
Tom Du                                                              0                  0
Joseph J. Levinson                                                  0                  0
Yuqi Li                                                     1,125,000 (6)            6.2
Dongyuan Investment Consultancy, H.K. Limited (7)           1,024,687                5.6
Donghai Zhang                                               1,024,686 (6)            5.6
Dachun Xu                                                     937,500 (6)           5.14
Yunpeng Min                                                   937,500 (6)           5.14
Yingli Di                                                     937,500 (6)           5.14
All officers and directors as a group (four persons)        1,024,687               5.6

----------
(1) Except as otherwise indicated, the address of each beneficial owner is c/o Global Pharmatech, Inc., 89 Ravine Edge Drive, Richmond Hill, Ontario, Canada L4E 4J6.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)  Based on 18,247,935 shares outstanding.
(4) Shares are owned by Donguyan Investment Consultancy, H.K. Limited, of which Lianqin Qu is a control person.
(5) Includes 12,687,489 shares as to which Ms. Qu holds irrevocable proxies given by stockholders who acquired shares of our common stock in the acquisition of Natural Pharmatech, and as to which Ms. Qu disclaims beneficial ownership.
(6)  This person has given Lianqin Qu an irrevocable proxy to vote these shares.
(7) Lianqin Qu is a control person of Donguyan Investment Consultancy, H.K. Limited.
(8)  Yuqi Li is the spouse of Lianqin Qu.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable

ITEM 13. EXHIBITS

     (a) Exhibits

Exhibit
 Number                            Description
 ------                            -----------
3(i) Certificate of incorporation of the registrant. Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 filed with the SEC on August 17, 2001.*

3(ii) By-laws of the registrant. Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 filed with the SEC on August 17, 2001.*

10.1 Share Purchase Agreement, dated as of January 24, 2005, by and among Autocarbon, Inc., Natural Pharmatech, Inc. and the shareholders of Natural Pharmatech, Inc. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on January 28, 2005.*

10.2 Executive Employment Agreement dated February 8, 2005 with Xiaobo Sun. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

10.3 Executive Services Agreement dated February 8, 2005 with Lianqin Qu. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

10.4 Director and Chief Technology Officer service contract dated February 14, 2005 with Tom Du. Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

10.5 Chief Financial Officer service contract dated January 1, 2006 with Joseph J. Levinson. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 5, 2006.*

10.6 Executive Employment Agreement dated February 8, 2005 with Zhuojun Li. Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

16.1 Letter of Russell Brennan, dated February 11, 2005. Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed with the SEC on February 28, 2005.*

16.2 Letter of Aaron Stein, dated April 25, 2005. Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K dated April 20, 2005, filed with the SEC on April 25, 2005.*

21      Subsidiaries of the registrant.*

31.1 Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2 Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

----------
*  Previously filed
** Filed herewith

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

     The Company incurred expenses of $65,432 for auditing services during 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLOBAL PHARMATECH, INC.


Date: March 28, 2006                By: /s/ Xiaobo Sun
                                       -----------------------------------------
                                    Name:  Xiaobo Sun
                                    Title: Chief Executive Officer and President


                                    By:     /s/ Joseph J. Levinson
                                       -----------------------------------------
                                    Name:  Joseph J. Levinson
                                    Title: Chief Financial Officer

     In accordance with the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                          TITLE                            DATE
     ---------                          -----                            ----

/s/ Lianqin Qu             Director and Chairman of the Board     March 28, 2006
-----------------------


/s/ Xiaobo Sun             Director, Chief Executive Officer      March 28, 2006
-----------------------    and President

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Balance Sheet                                                F-3

Consolidated Statements of Operations                                     F-4

Consolidated Statement of Changes in Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                                F-7

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Global Pharmatech Inc.

We have audited the accompanying consolidated balance sheet of Global Pharmatech Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Pharmatech Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.



                                         /s/ Moore Stephens, P.C.
                                         --------------------------------
                                         Moore Stephens, P.C.
                                         Certified Public Accountants

New York, New York
January 26, 2006, except for Note 17,
as to which the date is March 24, 2006

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

CURRENT ASSETS
Cash                                                               $    690,835
Accounts Receivable, net                                              1,775,404
Related Party Receivable                                                660,353
Inventories                                                           1,114,158
Other Current Assets                                                    995,958
Prepaid Expenses                                                         42,847
                                                                   ------------
TOTAL CURRENT ASSETS                                                  5,279,555
                                                                   ------------

PROPERTY PLANT & EQUIPMENT, NET                                       6,277,282

LAND LEASE, NET                                                         453,140

INTANGIBLE ASSETS                                                       165,631
                                                                   ------------

TOTAL ASSETS                                                       $ 12,175,608
                                                                   ============

CURRENT LIABILITIES
Current portion of long-term debt                                  $     49,566
Accounts payable and accrued expenses                                   553,810
Related party payable                                                    69,166
Advance from customers                                                   66,245
Other payables and accruals                                             584,041
Taxes payable                                                            34,239
Other current liabilities                                                61,020
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,418,087
                                                                   ------------

LONG TERM DEBT                                                        2,534,077

MINORITY INTEREST                                                       976,039

STOCKHOLDERS' EQUITY
Preferred stock, par value .0001 per share
 5,000,000 shares authorized, no shares
 issued and outstanding
Common Stock par value .0001 per share, 95,000,000 shares
 authorized, 18,247,935 issued and outstanding                            1,825
Additional paid-in capital                                            6,749,800

Appropriated Retained Earnings                                           20,642

Unappropriated Retained Earnings                                        490,138
Subscription receivable                                                 (15,000)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                            7,247,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 12,175,608
                                                                   ============

           See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

                                                  2005                 2004
                                              ------------         ------------

Sales                                         $  3,085,175         $  1,555,670
Cost of Sales                                    1,400,014              533,770
                                              ------------         ------------

Gross Profit                                     1,685,161            1,021,900
                                              ------------         ------------
Operating Expenses
Advertising                                        173,828               17,802
Research and Development                           508,405              507,578
Selling Expenses                                    91,980               40,832
General and Administrative                       1,290,053              886,528
                                              ------------         ------------
                                                 2,064,266            1,452,740
                                              ------------         ------------

(Loss) from Operations                            (379,105)            (430,840)
                                              ------------         ------------
Other Income (Expenses)
Government Grants                                  695,160              892,845
Interest Expense                                  (187,530)            (129,609)
                                              ------------         ------------
                                                   507,630              763,236
                                              ------------         ------------
Income before Income Taxes and
 Minority Interest                                 128,525              332,396
                                              ------------         ------------
Provision for Income Taxes
Current                                              1,162               17,776
Deferred                                                 0                    0
                                              ------------         ------------

Income Before Minority Interest                    127,363              314,620

Minority Interest                                   73,332               (4,535)
                                              ------------         ------------

Net Income                                    $    200,695         $    310,085
                                              ============         ============
Earnings Per Common Share
Basic and Diluted                             $       0.01         $       0.02
                                              ============         ============

Weighted Average Common Shares Outstanding      17,658,543           17,118,752
                                              ============         ============

           See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

                                                          Common Stock
                                                    -------------------------            Paid-in        Comprehensive
                                                    Shares             Amount            Capital           Income
                                                    ------             ------            -------           ------
Balance at December 31, 2003                      34,156,195            3,416           1,046,450

Reverse 10:1 split                               (30,740,568)          (3,074)              3,074

Issuance of common stock in reverse merger        13,703,125            1,370           5,230,897

Accumulated deficit acquired in reverse merger                                         (1,072,521)

Reimbursed dividend paid in 2002
through additional paid-in capital                                                        262,790

Net income                                                                                                 310,085

Earnings appropriated in
accordance with Chinese law
                                                 -----------           ------           ---------          -------
Balance at December 31, 2004                      17,118,752            1,712           5,470,690          310,085
                                                 -----------           ------           ---------          -------

Common stock issued for cash                       1,114,183              111           1,264,110

Common stock issued, not paid for                     15,000                2              15,000

Stock subscription receivable

Net income for the period                                                                                  200,695

                                                 -----------           ------           ---------          -------
Balance at December 31, 2005                      18,247,935            1,825           6,749,800          200,695
                                                 ===========           ======           =========          =======

                                                 Appropriated      Unappropriated         Stock
                                                   Retained           Retained         Subscription    Stockholders'
                                                   Earnings           Earnings          Receivable        Equity
                                                   --------           --------          ----------        ------

Balance at December 31, 2003                                        (1,072,521)                            (22,655)

Reverse 10:1 split                                                                                               0

Issuance of common stock in reverse merger          392,866             73,441                           5,698,574

Accumulated deficit acquired in reverse merger                       1,072,521                                   0

Reimbursed dividend paid in 2002
through additional paid-in capital                                    (262,790)                                  0

Net income                                                             310,085                             310,085

Earnings appropriated in
accordance with Chinese law                        (392,866)           189,349                            (203,517)
                                                 ----------           --------           ----------      ---------
Balance at December 31, 2004                              0            310,085                           5,782,487
                                                 ----------           --------           ----------      ---------

Common stock issued for cash                                                                             1,264,221

Common stock issued, not paid for                                                                           15,002

Stock subscription receivable                                                               (15,000)       (15,000)

Net income                                           20,642            180,053                             200,695
                                                 ----------           --------           ----------      ---------
Balance at December 31, 2005                         20,642            490,138              (15,000)     7,247,405
                                                 ==========           ========           ==========      =========

           See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                                  DECEMBER 31,

                                                              2005                  2004
                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   200,695           $   310,085
Adjustments to reconcile net income to net
 cash used by operating activities
Minority interest                                             (73,332)                4,535
Depreciation                                                  503,093               394,607
Amortization of land lease and intangible assets               27,077                22,027
Grant of fixed assets                                                              (567,187)
Grant of land lease                                                                 (60,139)

DECREASE (INCREASE) IN OPERATING ASSETS
Accounts receivable                                        (1,114,427)             (154,496)
Related party receivable                                     (581,302)              151,130
Inventories                                                   (48,576)             (463,091)
Other receivables                                            (409,389)              860,063
Prepaid expenses                                               17,058                12,116

INCREASE (DECREASE) IN OPERATING LIABILITIES
Accounts payable and accrued expenses                          26,645               341,002
Related party advance                                        (244,108)              280,852
Advance from customers                                        (48,257)               27,420
Other payables and accruals                                   (91,164)               50,286
Income taxes payable                                          (27,673)              (48,405)
Other liabilities                                               3,331                 8,177
                                                          -----------           -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (1,860,329)            1,168,982
                                                          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                     (363,431)             (978,697)
Purchase of intangible assets                                 (17,896)
                                                          -----------           -----------

NET CASH (USED) BY INVESTING ACTIVITIES                      (381,327)             (978,697)
                                                          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings                        (1,362,900)             (465,080)
Net change in long term borrowing                           2,583,315
Contributions from minority interest                          247,800               297,671
Sales of common stock                                       1,264,110                   500
                                                          -----------           -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            2,732,325              (166,909)
                                                          -----------           -----------
Effect of exchange rate changes on cash                         7,176                     0
NET INCREASE IN CASH                                      $   497,845           $    23,376

CASH AT BEGINNING OF YEAR                                 $   192,924           $   169,548
                                                          -----------           -----------
CASH AT END OF YEAR                                       $   690,769           $   192,924
                                                          ===========           ===========
Supplemental Data
Cash paid during the year for:
Interest                                                  $   187,530           $   129,609
                                                          ===========           ===========
Income taxes                                              $   172,005           $    17,776
                                                          ===========           ===========

                See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

1. THE COMPANY

Global Pharmatech, Inc. ("Global" or the "Company") was incorporated in Delaware on June 26, 2001 under the name Autocarbon.com, Inc. After engaging, under prior management, in several businesses unrelated to its current one, on February 9, 2005, Global acquired Jilin Tian Yao Science and Technology Limited Company ("Natural Pharmatech China"), by acquiring Natural Pharmatech China's parent, Natural Pharmatech, Inc. ("Natural"), through the issuance to Natural's shareholders of 13,703,125 of its common shares for all of the outstanding common shares of Natural. Located in Changchun, China, Natural Pharmatech China is a Chinese limited liability company, organized on February 7, 2001, which, together with its subsidiaries, is principally engaged in the research and development of modernized traditional Chinese medicine and bio-pharmacy, the sale of this technology, and the manufacture and sale of Chinese medicine and vitamins throughout China. Natural was incorporated in the British Virgin Islands on February 2, 2004, and acquired Natural Pharmatech China on June 15, 2004 by issuing 43,800,000 of its common shares for all of the outstanding common shares of Natural Pharmatech China.

Under generally accepted accounting principles, these acquisitions are considered in substance to be capital transactions rather than business combinations. In each case, for accounting purposes, the acquired company is deemed to have issued its stock for the net monetary assets of the acquiring company. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements are primarily those of Natural Pharmatech China.

In June 2005, Natural Pharmatech China, the Company's wholly owned subsidiary, acquired an 80% equity interest in a new company, Changchun Xiandai Technology Inc. ("XD").

On December 11, 2005 the Company sold its entire 51% interest in Jilin Mai Di Xing ("MDX"). Because the sale price of the Company's interest was the same as book value, there was no gain or loss on the transaction. MDX had been established in July 2003 and had focused on research and development and technique consulting.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority-owned subsidiaries as of December 31, 2005; for the year then ended, the accounts include Natural and its majority-owned subsidiaries for the whole period and Global from February 9, 2005, the date of Global's acquisition of the subsidiaries. The comparative consolidated financial statements for the year ended December 31, 2004 are those of Natural Pharmatech China and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

B. USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful accounts receivable. Actual results could differ from those estimates.

C. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2005 the Company did not have any cash equivalents.

D. INVENTORY

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method.

E. PROPERTY AND EQUIPMENT, NET

Property and equipment is stated at cost. Depreciation and amortization is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The company uses a residual value when computing depreciation.

F. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (`SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

G. REVENUE RECOGNITION

Contract revenues earned from the transfer of technology (licensing arrangements) are recognized in accordance with contract terms. Such revenues were approximately $1,150,000 and $476,000 for the years ended December 31, 2005 and 2004, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues were approximately $241,000 and $137,000 for the years ended December 31, 2005 and 2004, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. Such revenues were approximately $1,694,000 and $942,000 for the years ended December 31, 2005 and 2004, respectively.

Government grants are recognized as other income upon receipt. Such revenues were $695,160 and $892,000 for the years ended 2005 and 2004, respectively.

H. IMPAIRMENT

In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of an asset is impaired, an impairment loss would be recognized for the difference between the fair value of the asset and its carrying value.

I. FOREIGN CURRENCY TRANSLATION

The functional currency of Natural Pharmatech China and its subsidiaries is the Chinese Yuan (RMB) and their reporting currency is the US dollar. Natural Pharmatech China's consolidated balance sheet accounts are translated into US dollars at the period-end exchange rate and all revenue and expenses are translated into U.S. dollars at the average exchange rate prevailing during the period in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations affecting transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation gains and losses were immaterial for the years ended December 31, 2005 and 2004.

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

J. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments. These transactions are deemed immaterial for the years presented

K. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts, related party and other receivables, accounts payable, other payables and accrued expenses and short term debt, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. For long-term debt, the carrying amount is assumed to approximate fair value based on the current rates at which the Company could borrow funds with similar remaining maturities.

L. ADVERTISING COSTS

Advertising costs are charged to operations when incurred. Advertising costs for each of the years ended December 31, 2005 and 2004 are approximately $173,800 and $17,800, respectively.

M. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

At December 31, 2005 and 2004, there were no common stock equivalents.

N. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2005, the allowance for doubtful accounts was $0.

O. APPROPRIATED RETAINED EARNINGS

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate 15% of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated financial statements as appropriated retaining earnings and which, at December 31, 2005, had a $20,642 balance.

3. INVENTORY

Inventory is comprised of the following:

                            December 31, 2005
                            -----------------
     Raw materials             $  279,340

     Work in progress             654,955

     Finished goods               179,863
                               ----------

     Total                     $1,114,158
                               ==========

4. OTHER CURRENT LIABILITIES

Other current liabilities consist of approximately $30,400 of salaries payable, $22,300 of benefits payable and $8,300 of deferred Chinese taxes.

5. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

                                                     December 31, 2005
                                                     -----------------
     Office equipment                                   $  153,567
     Machinery and Equipment                             1,879,256
     Furniture and Fixtures                                631,622
     Computer equipment                                     58,805
     Vehicles                                               43,804
     Buildings and improvements                          2,235,909
     Buildings pledged as security to creditor           2,708,167
     TOTAL AT COST                                       7,711,130
                                                        ----------
     ACCUMULATED DEPRECIATION AND AMORTIZATION           1,433,848
                                                        ----------

     NET                                                $6,277,282
                                                        ==========

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was approximately $503,000 and $392,000, respectively.

Depreciation and amortization expenses included in research and development, and general and administrative expenses were approximately $410,000 and $93,000, respectively, for 2005. For 2004, such expenses were approximately $326,000, and $66,000, respectively.

6. INCOME TAXES

The deferred tax liability as of December 31, 2005 is immaterial and is included with other liabilities.

A reconciliation between taxes computed at the statutory rate of 15% and the Company's effective tax rate is as follows:

                                                      2005             2004
                                                    --------         --------
     Income tax on pretax income
      at statutory rate                             $ 30,020         $ 49,900

     Effect of  income tax exemption                $(28,858)        $(32,124)

     Effect of subsidiary losses not
      consolidated for income tax purposes

     Income tax at effective rate                   $  1,162         $ 17,776

As at December 31, 2005 and 2004, the Company had accumulated net operating loss carryforwards for United States federal tax purposes of $1,033,000 that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax asset of approximately $361,000 associated with the net operating loss carryforwards to zero at December 31, 2005.

Additionally, as of December 31, 2005 and 2004, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $447,000 and $118,500, respectively. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has recorded a valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero at December 31, 2005. These tax losses yield deferred tax assets of approximately $67,000 and $18,000, respectively, as of December 31, 2005 and 2004. Valuation allowance of an equal amount has been recorded as of December 31, 2005.The valuation allowance has increased approximately $49,000 from 2004 to 2005.

The Company and each of its subsidiaries file separate income tax returns. Natural Pharmatech China qualifies as a "high-technology foreign joint venture" which entitles it to an exemption from PRC income tax for two years beginning with its first profitable year. Since its first profitable year was 2005, Natural Pharmatech China is entitled to an exemption from PRC tax for the years 2005 and 2006. Because Natural Pharmatech China qualifies as a "high-technology joint venture" and is located in an economic development zone, it is entitled to a reduced tax rate of 10% for the three years beginning in 2007 through 2009. Thereafter, it will be taxed at the standard income tax rate of 15%.

Jilin BCT Pharmacy Company, Ltd ("BCT") is a "wholly-owned foreign venture" which entitles it to an exemption from PRC income tax for two years beginning with its first profitable year. After these two years, it is entitled to a reduced income tax rate of 10% for three additional years. After these three years, it will be taxed at the standard income tax rate for a "wholly-owned foreign venture" of 15%.

Jilin Tian Yao Drug Safety Evaluation Co., Ltd ("JDE") is a "high technology joint venture" and is exempt from income taxes for two years beginning with its first profitable year. It is thereafter taxed at a standard income tax rate of 15%.

XD is considered a "high technology joint venture" and so is entitled to full exemptions from income tax for two years, beginning with its first profitable year. Thereafter, it is assessed at the standard income tax rate for joint ventures of 15%.

Natural Pharmatech China's other Chinese subsidiary, Jilin Yi Cao Tang Pharmacy Co., Ltd. ("YCT"), is not a foreign joint venture and so is assessed at the ordinary tax rate for Chinese companies at 33%.

The Company is also subject to value added tax (VAT), business tax and surtax totaling 5.5 percent of gross sales.

7. CONCENTRATIONS AND CREDIT RISK

The Company operates principally in China and grants credit to customers located there. Although China is considered economically stable, it is possible that unanticipated events there or in foreign countries could disrupt the Company's operations.

At December 31, 2005, the Company has a credit risk exposure of uninsured cash in banks of approximately $690,800. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the year ended December 31, 2005, three customers accounted for $ 854,701 (28%), $277,045 (9%) and $275,799 (9%) of total sales, respectively. For 2004, three customers accounted for $513,000 (31%), $338,000 (20%) and $175,000 (11%)
of total sales, respectively.

8. LONG-TERM DEBT

The Company had two long-term loans from two separate financial institutions totaling approximately $2,583,600 at December 31, 2005. The weighted average interest rate of these loans at December 31, 2005 was approximately 6.18 percent. One loan, secured by Natural Pharmatech China's office building, is for approximately $2,230,500 and matures in one lump sum payment on November 15, 2008. The other loan is for approximately $353,200. Total annual principal payments on both loans for the years ending December 31are as follows:

                   Amounts Due
                   -----------
      2006          $   49,566
      2007              68,154
      2008           2,323,420
      2009             142,503
                    ----------
     Total          $2,583,643
                    ==========

Interest expense and related service charges were $187,530 and $129,609 for the years ended December 31, 2005 and 2004, respectively.

9. RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company has the following amounts due from and to related parties:

     ADVANCES DUE FROM RELATED PARTIES
     BCT Global Development Limited             $ 18,277
     Dong Yuan Investment (HK) Limited           598,848
     STOCKHOLDERS
     Wang Ben Ji                                  37,206
     Min Yun Peng                                  6,022
                                                --------
     TOTAL                                      $660,353
                                                ========
     ADVANCES DUE TO RELATED PARTIES
     BCT Global Development Limited             $ 29,946

     STOCKHOLDERS
     Donghai Zhang                              $ 39,220
                                                --------

     TOTAL                                      $ 69,166
                                                ========

These balances have no stated terms for repayment and are not interest bearing.

Dong Yuan Investment (HK) Limited ("DYI") is a British Virgin Island company. Lianqin Qu, Chair of the Company's Board of Directors, is the chairperson of both DYI and Natural Pharmatech China, and majority shareholder of DYI. DYI does not hold any shares of Natural Pharmatech China; neither does Natural Pharmatech China hold any shares of DYI.

BCT Global Development Limited ("BCT Global") owns 25% of Natural Pharmatech China's subsidiary BCT. Lianqin Qu is the chairperson of BCT Global.

Donghai Zhang is employed by Natural Pharmatech China, and owns more than 5% of the Company's issued shares.

10. MINORITY INTEREST

In March 2004 and May 2004, respectively, Natural Pharmatech China terminated its investments in Hainan Gong An Detoxification and Rehabilitation Center ("HGAR") and Hainan Gong An Health-care Products Co., Ltd. ("HGA"), each effective as of January 1, 2004. These terminations resulted in a decrease in minority interest of approximately $162,000.

11. UNREGISTERED SALES OF EQUITY SECURITIES

During the year, the company issued 1,129,183 shares for aggregate net proceeds of $1,264,110. These share have not been and will not be registered under the Securities Act of 1933, and, if in the future a shareholder decides to offer, resell, pledge or otherwise transfer any of these shares, they may be offered, resold, pledged or otherwise transferred only (a) pursuant to an effective registration statement filed under the Securities Act, (b) to non-U.S. persons in an offshore transaction in accordance with Rule 903 or Rule 904 of Regulation S under the Securities Act, (c) pursuant to the resale limitations of, and otherwise in compliance with, Rule 905 of Regulation S under the Securities Act, or (d) pursuant to an exemption from registration under the Securities Act provided by Rule 144. The net proceeds from this issuance are being used for working capital and general corporate purposes.

12. DISPOSITION OF SUBSIDIARY

On December 11, 2005, the Company sold its interest in MDX for approximately $63,000, the same amount as its book value.

13. INTANGIBLE ASSETS

The Company's intangible assets of approximately $212,600 consist primarily of purchased technology of $130,000 and self-developed patents of $82,600. No patent has any significant residual value. Each patent has an estimated useful life of twenty years but the legal rights are limited to ten years by the Chinese government, therefore, the company uses ten years as its amortization period. Amortization expense was approximately $18,300 and $13,400 for 2005 and 2004, respectively.

At December 31, 2005 the accumulated amortization was approximately $35,800 and $11,200 for the purchased technology and self-developed patents, respectively. Amortization for each of the next five years is estimated to be $18,300 each year.

14. EMPLOYEE BENEFITS

The Company is required by statutory Chinese employment laws to fund certain government sponsored employee benefits. The expense incurred by the Company for the years ended December 31, 2005 and 2004 was approximately $32,000 and $16,400, respectively.

15. INVESTMENT IN LAND LEASE

As of December 31, 2005 the Company had a parcel of land leased from the Chinese government. The term of the lease is fifty years. The consideration under the agreement amounts to approximately $498,100. The Company classifies the leases as operating and therefore amortizes the cost using the straight-line method over the life of the lease. Rent expense was approximately $8,650 for the year ended December 31, 2005 and $8,600 for the year ended December 31, 2004. Accumulated amortization at December 31, 2005 was approximately $45,000. The estimated amount of amortization expense for each of the five succeeding fiscal years is $8,650 annually.

16. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123." SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for the Group for the year ending December 31, 2006. The adoption of SFAS No. 123R is expected to have no material impact on the Group's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for the year ending December 31, 2006. The adoption of SFAS No. 153 is expected to have no material impact on the Group's consolidated financial statements.

17. SUBSEQUENT EVENTS

In March 2006, the Company entered into an agreement with one of its major customers in 2005 to transfer real property to the Company to settle an account receivable as of December 31, 2005 of approximately $619,500.

According to an independent valuation completed on the building in March 2006, the appraised value of the building exceeds the receivable owed to the Company by the customer.

Additionally, in January 2006, the Company advanced a short-term loan of approximately $124,000 to an unrelated third party.