Form 10QSB
period 2006-03-31
Global Pharmatech, Inc.
filed 2006-05-15
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2006


[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ____________ to _____________


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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 18,247,935 shares of the Company's common stock, par value $0.0001 per share, outstanding as of April 27, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION ..............................................  3

     Item 1. Financial Statements and Notes thereto .........................  3

     Item 2. Management's Discussion and Analysis or Plan of Operation ...... 11

     Item 3. Controls and Procedures ........................................ 14

PART II - OTHER INFORMATION ................................................. 15

     Item 1. Legal Proceedings .............................................. 15

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .... 15

     Item 3. Defaults Upon Senior Securities ................................ 15

     Item 4. Submission of Matters To a Vote of Security Holders ............ 15

     Item 5. Other Information .............................................. 15

     Item 6. Exhibits ....................................................... 15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             Global Pharmatech Inc.
                           Consolidated Balance Sheet
                                 March 31, 2006

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    553,317
  Accounts receivable                                                 1,858,933
  Related party receivable                                              713,101
  Inventories                                                         1,281,599
  Other current assets                                                1,080,937
  Prepaid expenses                                                       30,089
                                                                   ------------
      Total Current Assets                                            5,517,976
                                                                   ------------
PROPERTY, PLANT & EQUIPMENT, net                                      6,188,845
LAND LEASE, net                                                         453,392
INTANGIBLE ASSETS, net                                                  153,234
                                                                   ------------
                                                                      6,795,471
                                                                   ------------
      Total Assets                                                 $ 12,313,447
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                            $     49,566
  Accounts payable and accrued expenses                                 419,122
  Related party payable                                                  11,536
  Advances from customers                                               134,389
  Other payables and accruals                                           662,792
  Other current liabilities                                             101,468
                                                                   ------------
      Total Current Liabilities                                       1,378,873

LONG-TERM BORROWINGS                                                  2,534,077
                                                                   ------------
MINORITY INTEREST                                                     1,403,960
                                                                   ------------
STOCKHOLDERS' EQUITY
  Preferred stock par value $ 0.0001 per share, 5,000,000
   shares authorized, no shares issued and outstanding                        0
  Common stock par value $ 0.0001 per share, 95,000,000
   shares authorized, 18,247,935 shares issued and outstanding            1,825
  Additional paid in capital                                          6,749,800
  Appropriated retained earnings                                         20,642
  Unappropriated retained earnings                                      239,270
  Subscription receivable                                               (15,000)
                                                                   ------------
      Total Stockholders' Equity                                      6,996,537
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $ 12,313,447
                                                                   ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                             Global Pharmatech Inc.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2006 and 2005

                                   (Unaudited)

                                                            2006                   2005
                                                        ------------           ------------
SALES                                                   $    688,470           $    803,486
COST OF SALES                                                228,236                655,906
                                                        ------------           ------------
GROSS PROFIT                                                 460,234                147,580
                                                        ------------           ------------
OPERATING EXPENSES
  Advertising                                                  6,295                 58,261
  Research and development                                   171,647                114,326
  Selling expenses                                            43,084                 37,488
  General and administrative expenses                        481,077                374,665
                                                        ------------           ------------
                                                             702,103                584,740
                                                        ------------           ------------
LOSS FROM OPERATIONS                                        (241,869)              (437,160)
                                                        ------------           ------------
OTHER INCOME (EXPENSES)
  Government Grants                                           37,280                256,448
  Interest expense                                           (41,726)               (35,172)
                                                        ------------           ------------
                                                              (4,446)               221,276
                                                        ------------           ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST              (246,315)              (215,884)

PROVISION FOR INCOME TAXES
  Current                                                          0                  6,602
                                                        ------------           ------------
LOSS BEFORE MINORITY INTEREST                               (246,315)              (222,486)
MINORITY INTEREST                                             (4,553)               (28,927)

NET LOSS                                                $   (250,868)          $   (251,413)
                                                        ============           ============

LOSS PER COMMON SHARE:
    Basic and Diluted                                   $      (0.01)          $      (0.01)
                                                        ============           ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                18,247,935             17,394,333
                                                        ============           ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                             Global Pharmatech Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005

                                   (Unaudited)

                                                                    2006                  2005
                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $  (250,868)          $  (251,413)
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Minority interest                                                4,553                28,927
     Depreciation                                                   126,000               118,954
     Amortization of land lease and intangible assets                 6,800                14,852
  Changes in operating assets and liabilities Decrease
   (Increase) in operating assets:
     Accounts receivable                                             83,529              (303,633)
     Related party receivable                                        52,748                10,872
     Inventories                                                    167,441               138,218
     Prepaid expenses                                               (12,758)              (46,432)
     Other current assets                                            84,979              (215,949)
  Increase (Decrease) in operating liabilities:
     Accounts payable and accrued expenses                         (134,688)              164,053
     Related party payable                                          (57,630)             (238,952)
     Advance from customers                                          68,144                 2,296
     Other payable and accruals                                     (64,129)             (270,870)
     Taxes payable                                                    2,502               (60,359)
     Other liabilities                                                3,726               (11,315)
                                                                -----------           -----------
         Net Cash Used by Operating Activities                       80,349              (920,751)
                                                                -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                         (217,867)             (179,511)
                                                                -----------           -----------
         Net Cash Used by Investing Activities                     (217,867)             (179,511)
                                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term borrowings                                                     845,600
  Long-term borrowings                                                                    362,400
  Common shares issued                                                                    368,007
                                                                -----------           -----------
         Net Cash Provided by Financing Activities                                      1,576,007
                                                                -----------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (137,518)              475,745

CASH AND CASH EQUIVALENTS, beginning of period                      690,835               192,924
                                                                -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                        $   553,317           $   668,669
                                                                ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                 $    41,726           $    33,773
                                                                ===========           ===========
  Income taxes paid                                             $         0           $    11,603
                                                                ===========           ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                             Notes to the Unaudited
                       Consolidated Financial Statements
                                 March 31, 2006

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

2. Summary of Significant Accounting Policies

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority owned subsidiaries as of March 31, 2006 and for the three months then ended,.The comparative consolidated financial statements for the three months ended March 31, 2005 include Natural and its majority owned subsidiaries for the whole period and Global from the date of the merger. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as reported in Form 10-KSB.

b. Inventory

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method. Certain inventory goods purchased are subject to spoilage within a short period of time while in possession of the Company. Inventory costs do not exceed net realizable value.

c. Revenue Recognition

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $364,742 and $22,068 and in 2006 and 2005, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $0 and $43,633 in 2006 and 2005, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $323,728 and $737,785 in 2006 and 2005, respectively.

Government grants are recognized as other income upon receipt. These revenues are $37,288 and $256,448 in 2006 and 2005, respectively.

d. Foreign Currency Translation

The functional currency of Natural Pharmatech China and its subsidiaries the Chinese Yuan [RMB] and its reporting currency is the US dollar. Natural Pharmatech China's consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation gains and losses were immaterial for the periods ended March 31, 2006 and 2005.

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

e. Appropriated retained earnings

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate fifteen percent of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated balance sheet as appropriated retained earnings and which, at March 31, 2006, had a balance of $20,642..

3. Inventory

Inventory is comprised of the following:

                                     March 31, 2006
                                     --------------
     Raw materials                     $  279,340
     Work in progress                  $  654,955
     Finished goods                    $  347,304
                                       ----------
     Total                             $1,281,599
                                       ==========

4. Other Current Liabilities

The account includes approximately $57,000 of salaries and benefits payable to employees.

5. Property and Equipment

Property and equipment is comprised of the following:

                                                               March 31, 2006
                                                               --------------

     Office equipment                                            $  153,567
     Machinery and Equipment                                      1,916,569
     Furniture and Fixtures                                         631,622
     Computer equipment                                              58,805
     Vehicles                                                        43,804
     Buildings and improvements                                   2,235,909
     Buildings pledged as security to creditor                    2,708,167
     TOTAL AT COST                                                7,748,443
                                                                 ----------

          ACCUMULATED DEPRECIATION AND AMORTIZATION               1,559,598
                                                                 ----------

          NET                                                     6,188,845
                                                                 ==========

Depreciation and amortization expense for each of the three months ended March 31, 2006 and 2005 was approximately $126,000 and $119,000, respectively.

6. Income Taxes

The deferred tax liability as of March 31, 2006 is immaterial and is included with other liabilities.

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

Natural Pharmatech China's other Chinese subsidiary, Jilin Yi Cao Tang Pharmacy Co., Ltd. ("YCT"), is not a foreign joint venture and so is assessed at the ordinary tax rate for Chinese companies of 33%.

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

At March 31, 2006, the Company has a credit risk exposure of uninsured cash in banks of $553,317. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the three months ended March 31, 2006, three customers accounted for $368,368 (53%) of total sales as follows: Customer A at $161,545 (23%), Customer B at $124,265 (18%), Customer C at $82,558 (12%).

For the three months ended March 31, 2005, four customers accounted for $ 613,212 (76 %) of total sales as follows: Customer A at $284,426 (35%), Customer B at $150,287 (19%), Customer C at $118,099 (15%) and Customer D at $60,400
(7%).

8. Debt

The Company had two long-term loans from two separate financial institutions totaling approximately $2,583,600 at December 31, 2005. The weighted average interest rate of these loans at December 31, 2005 was approximately 6.18 percent. One loan, secured by Natural Pharmatech China's office building, is for approximately $2,230,500 and matures in one lump sum payment on November 15, 2008. The other loan is for approximately $353,200. Total annual principal payments on both loans for the quarter ending March 31 are as follows:

                                                    Amounts Due
                                                    -----------
      2006                                          $    49,566
      2007                                               68,154
      2008                                            2,323,420
      2009                                              142,503
                                                    -----------
     Total                                          $ 2,583,643
                                                    ===========


Interest expense and related service charges were approximately $41,700 and $35,000 for the three months ended March 31, 2006 and 2005, respectively.

9. Related Party Transactions

As of March 31, 2006, the Company has the following amounts due from and to related parties:

     Advances Due From Related Parties
       BCT Global Development Limited                  $ 33,232
       Dong Yuan Investment (HK) Limited               $574,133
       Xiao Bo Sun                                     $  4,423
     Stockholders
       Yun Pen Min                                     $  9,072
       Ben Ji Wang                                     $ 37,480
       Dong Hai Zhang                                  $ 54,761
                                                       --------

     Total                                             $713,101
                                                       ========
     Advances Due to Related Parties
       Yu Qi Li                                        $ 11,536
                                                       --------

     Total                                             $ 11,536
                                                       ========

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

Xiao Bo Sun is the Company's president.

These balances have no stated terms for repayment and are not interest bearing.

10. SUBSEQUENT EVENTS

In April 2006, the Company borrowed approximately $250,000 from a local Chinese bank. The loan is secured by certain machinery and equipment of BCT.

Also in April 2006, the Company entered into a common stock subscription agreement with a private, non-U.S. investor. The investor will receive 5,000,000 shares of Company common stock at a price of $1 per share. An 8-K has been filed with the Securities and Exchange Commission to reflect this subscription agreement.

In May 2006, Dong Yuan Investment (HK) Limited, a related party, fully repaid its advance to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Natural Pharmatech was formed on February 2, 2004 under the laws of the British Virgin Islands. Natural Pharmatech was formed as a holding company to own the five subsidiaries that make up Natural Pharmatech's business operations. Natural Pharmatech (Jilin China) Co., Ltd. ("Natural Pharmatech China" or "JTY") is a wholly owned subsidiary of Natural Pharmatech located in Changchun in Jilin Province of China. Natural Pharmatech China originated as a research department within the Affiliated Hospital of Changchun Traditional Chinese Medicine College. It was organized as a separate private for-profit entity in February2001.

Natural Pharmatech China has four subsidiaries: BCT, Jilin Yi Cao Tang Pharmacy Co., Ltd. ("YCT"), Jilin Tian Yao Drug Safety Evaluation Co., Ltd. ("JDE") and Jilin Mai Di Xing Medication Development Co., Ltd. ("MDX") (Update for the sale of MDX and the purchase of XD.). Natural Pharmatech China owns 75%of the shares of BCT, which was established in September 2002 as a Sino-foreign joint venture with BCT HK, a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type, and is capable of manufacturing 15 drugs in three forms. Our solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

Natural Pharmatech China owns 95% of the shares of YCT, which was established in September 2003. It is engaged in the manufacturing and sale of Chinese and Western medicine. YCT obtained a national "GMP" (Good Manufacturing Practice) certificate in July 2004, and is capable of manufacturing 78 drugs in eight forms.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005.

REVENUE

Revenues for the three months ended March 31, 2006 were $688,470, a decrease of 14% from $803,486 for the same quarter of 2005. The decrease was primarily due to the termination of a relationship with one of YCT's major distributors. YCT terminated the relationship because it determined that in the long-term it could more profitably distribute its drugs using its own internal sales distribution operations. In the short-term, however, this change has resulted in reduced sales at YCT, and hence, reduced Company sales overall

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $364,742 and $22,068 and in 2006 and 2005, respectively. This increase is primarily attributable to the Company's success in classifying substantially all of its research activities as "technology transfer" rather than revenue derived from experiments (see below paragraph). A classification of technology transfer rather than revenue derived from experiments allows the company an exemption from Chinese sales taxes on the revenue derived from such services.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $0 and $43,633 in 2006 and 2005, respectively. This decrease was due to the fact that the Company was successful in having substantially all of its research activities classified as "technology transfer" (see above paragraph). A classification of technology transfer rather than revenue derived from experiments allows the company an exemption from Chinese sales taxes on the revenue derived from such services.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $323,728 and $737,785 in 2006 and 2005, respectively. This decrease in revenue was primarily attributable to the termination of a relationship with one of YCT's major distributors, in conjunction with the Company's strategy to rely more on its own distribution system, as noted above.

GOVERNMENT GRANTS

Government Grants were $37,280 for the three months ended March 31, 2006, a decrease of 85% from the $256,448 for the three months ended March 31, 2005. Government grants are opportunistically granted and therefore will fluctuate widely from quarter to quarter.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

R&D expenses were $171,647, an increase of 50% from the $114,326 for the same quarter last year. This increase was due to the Company's widening scope and quantity of research and development projects, as the Company executes its strategy to penetrate new markets.

GROSS PROFIT

Gross profit was $460,234, an increase of 212% from the $147,580 reported in the same period last year. This increase was due to a greater proportion of service-related income in the Company's sales. As noted above, YCT, one of the Company's major subsidiary's producing manufactured goods, experienced a decline in sales.

GROSS PROFIT PERCENTAGE

Gross profit percentage grew substantially from 18% in last year's quarter to 67% in the current quarter. This increase was, as noted above, due to a greater proportion of service-related income in the Company's sales. This was due to two primary factors: 1) greater management emphasis on providing research services to the marketplace and 2) a decline in sales of manufactured goods at the Company's YCT subsidiary.

OPERATING EXPENSES

Operating expenses increased to $702,102 compared to 584,740 in the same period last year. This increase was driven by two factors: 1) greater expenses for research and development as the Company strives to establish itself as a major player in the development of modernized traditional Chinese medicine, and 2) increased general and administrative costs associated with being a U.S. publicly-traded company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we have cash of $553,317. For the three months then ended, we generated cash of $80,349 in our operating activities. The significant reasons for the provision of cash are:

     1)   the net loss for the quarter of $250,868;
     2)   the decrease in accounts receivable of $83,529;
     3)   a decrease in other current assets of $84,979;
     4) decreases in related party payable of $57,630 and other payables and accruals of $64,129

During this quarter, excluding purchases of certain fixed assets, we had no material investing or financing activities.

We anticipate steady revenue growth over time, as drugs currently under development come to market. Additionally, we are also instituting procedures to create a more effective credit policy, and reduce our accounts receivable and shorten the aging of them. Additionally, the Company anticipates it will engage in certain merger and/or acquisition later in 2006 that may require substantial liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any pending material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

                                    GLOBAL PHARMATECH, INC.


Date: May 12, 2006                  By: /s/ Xiaobo Sun
                                       -----------------------------------------
                                    Name:  Xiaobo Sun
                                    Title: President and Chief Executive Officer


Date: May 12, 2006                  By: /s/ Joseph Levinson
                                       -----------------------------------------
                                    Name:  Joseph Levinson
                                    Title: Chief Financial Officer