Form 10QSB
period 2006-06-30
Global Pharmatech, Inc.
filed 2006-08-15
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2006


[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ____________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 23,281,268 shares of the Company's common stock, par value $0.0001 per share, outstanding as of July 27, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              GLOBALPHARMATECH INC
                                AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION...............................................  3

     Item 1. Financial Statements and Notes thereto..........................  3

     Item 2. Management's Discussion and Analysis or Plan of Operation....... 11

     Item 3. Controls and Procedures......................................... 14

PART II - OTHER INFORMATION.................................................. 15

     Item 1. Legal Proceedings............................................... 15

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 15

     Item 3. Defaults Upon Senior Securities................................. 15

     Item 4. Submission of Matters To a Vote of Security Holders............. 15

     Item 5. Other Information............................................... 15

     Item 6. Exhibits........................................................ 15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

                                     ASSETS

CURRENT ASSETS
  Cash                                                            $  5,891,250
  Accounts receivable, net                                           1,499,673
  Related party receivable                                             226,966
  Inventories                                                        1,350,843
  Other current assets                                               1,273,757
  Prepaid expenses                                                      54,885
                                                                  ------------
      Total Current Assets                                          10,297,375
                                                                  ------------
 PROPERTY, PLANT & EQUIPMENT, net                                    6,387,227
 LAND LEASE, net                                                       438,650
 CONSTRUCTION IN PROGRESS                                                4,025
 INTANGIBLE ASSETS, net                                                182,003
                                                                  ------------
                                                                     7,011,905
                                                                  ------------
      Total Assets                                                $ 17,309,280
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                     49,566
  Short-term borrowings                                           $    250,178
  Accounts payable and accrued expenses                                272,209
  Advances from customers                                              223,400
  Other payables and accruals                                          577,670
  Taxes Payable                                                          9,135
  Other current liabilities                                             41,594
                                                                  ------------
      Total Current Liabilities                                      1,423,752

LONG-TERM BORROWINGS                                                 2,558,542
                                                                  ------------
MINORITY INTEREST                                                    1,154,459
                                                                  ------------
STOCKHOLDERS' EQUITY
  Preferred stock par value $ 0.0001 per share,
   5,000,000 shares authorized, no shares issued
   and outstanding                                                           0
  Common stock par value $ 0.0001 per share,
   95,000,000 shares authorized,23,281,268 shares
   issued and outstanding                                                2,328
  Additional paid in capital                                        11,440,297
  Appropriated retained earnings                                       234,046
  Unappropriated retained earnings                                     510,857
  Subscription receivable                                              (15,000)
                                                                  ------------
Total Stockholders' Equity                                          12,172,528
                                                                  ------------
      Total Liabilities and Stockholders' Equity                  $ 17,309,280
                                                                  ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             GLOBAL PHARMATECH INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2006

                                                    (Unaudited)

                                                 Six Months Ended June 30,        Three Months Ended June 30,
                                               ----------------------------      ----------------------------
                                                   2006             2005             2006             2005
                                               -----------      -----------      -----------      -----------
SALES                                          $ 1,310,935      $ 2,011,261      $   622,465      $ 1,207,775
COST OF SALES                                      373,107          869,707          144,871          213,801
                                               -----------      -----------      -----------      -----------

GROSS PROFIT                                       937,828        1,141,554          477,594          993,974
                                               -----------      -----------      -----------      -----------
OPERATING EXPENSES
  Advertising                                       34,822          157,326           28,527           99,065
  Research and development                         234,153          222,356           62,506          108,030
  Selling expenses                                  38,863           53,341            4,221           15,853
  General and administrative expenses              731,335          750,384          287,729          375,719
  Bad Debt Expense                                  37,472                            37,472
                                               -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                     (138,816)         (41,853)          57,139          395,307
                                               -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSES)
  Miscellaneous income                             467,118          379,283          429,838          122,835
  Interest expense                                 (97,453)         (80,788)         (55,727)         (45,616)
                                               -----------      -----------      -----------      -----------

INCOME BEFORE TAXES AND MINORITY INTEREST          230,848          256,642          431,250          472,526
INCOME TAXES - Current                                   0            6,603                0                0
                                               -----------      -----------      -----------      -----------

INCOME BEFORE MINORITY INTEREST                    230,848          250,039          431,250          472,526
MINORITY INTEREST                                    3,274           35,403            1,279           64,330
NET INCOME                                     $   234,123      $   285,442      $   432,528      $   536,856
                                               ===========      ===========      ===========      ===========
EARNINGS PER COMMON SHARE
  Basic and Diluted                            $      0.01      $      0.02      $      0.02      $      0.03
                                               ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      19,936,268       17,315,171       21,624,602       17,447,935
                                               ===========      ===========      ===========      ===========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             GLOBAL PHARMATECH INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                  (UNAUDITED)

                                                                      2006                 2005
                                                                   ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  234,123           $  285,442
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Minority interest                                                  (3,274)             (35,403)
    Depreciation                                                      221,809              193,516
    Bad debt expense                                                   37,472
    Amortization of land lease and intangible assets                   35,421               11,226
  Changes in operating assets and liabilities
    Decrease (Increase) in operating assets:
    Accounts receivable                                               275,731           (1,380,857)
    Related party receivable                                          433,387                4,449
    Inventories                                                      (236,685)            (297,181)
    Prepaid expenses                                                  (12,038)              20,458
    Other current assets                                             (294,171)              (9,685)
  Increase (Decrease) in operating liabilities:
    Accounts payable and accrued expenses                            (281,601)             363,711
    Related party payable                                             (69,166)            (257,091)
    Advances from customers                                           157,155              157,087
    Other payables and accruals                                        (6,371)            (158,218)
    Other current liabilities                                         (44,530)              95,993
                                                                   ----------           ----------
         Net Cash Provided (Used) by Operating Activities             447,259           (1,006,553)
                                                                   ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                           (122,023)            (426,989)
                                                                   ----------           ----------

         Net Cash Used by Investing Activities                       (122,023)            (426,989)
                                                                   ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short term borrowings                                 250,178              845,600
  Common shares issued                                              4,625,000              368,007
  Capital contributions from minority interests                            --                   --
  Long-term borrowing                                                      --              362,400
                                                                   ----------           ----------
         Net Cash Provided by Financing Activities                  4,875,178            1,576,007
                                                                   ----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                5,200,415              142,465
CASH AND CASH EQUIVALENTS, beginning of period                        690,835              192,924
                                                                   ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                           $5,891,250           $  335,389
                                                                   ==========           ==========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                    $   97,453           $   80,788
                                                                   ==========           ==========
  Income taxes paid                                                $        0           $   11,603
                                                                   ==========           ==========

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

2. Summary of Significant Accounting Policies

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority owned subsidiaries as of June 30, 2006 and for the six months then ended . The comparative consolidated financial statements for the six months ended June 30, 2005 include Natural and its majority owned subsidiaries for the whole period and Global from the date of the merger. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements as of June 30, 2006 and for the six month periods ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as reported in Form 10-KSB.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

b. Inventory

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method. Certain inventory goods purchased are subject to spoilage within a short period of time while in possession of the Company. Inventory costs do not exceed net realizable value.

c. Revenue Recognition

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $777,082 and $907,719 in 2006 and 2005, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $24,198 and $108,865 in 2006 and 2005, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $509,655 and $994,677 in 2006 and 2005, respectively.

Government grants are recognized as other income upon receipt. These revenues are $37,527 and $379,283 in 2006 and 2005, respectively.

d. Foreign Currency Translation

The functional currency of Natural Pharmatech China and its subsidiaries is the Chinese Yuan [RMB] and its reporting currency is the U.S. dollar. Natural Pharmatech China's consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The translation gains and losses were immaterial for the periods ended June 30, 2006 and 2005.

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

e. Appropriated retained earnings

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate fifteen percent of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated balance sheet as appropriated retained earnings and which, at June 30, 2006, had a balance of $234,046.

3. Inventory

Inventory is comprised of the following:

                                                 June 30, 2006
                                                 --------------
     Raw materials                                 $  449,771
     Work in progress                              $  561,872
     Finished goods                                $  339,200
                                                   ----------

     Total                                         $1,350,843
                                                   ==========

4. Other Current Liabilities

The account consists principally of approximately $42,000 of salaries and benefits payable to employees.

5. Property and Equipment

Property and equipment is comprised of the following:

                                                 June 30, 2006
                                                 -------------
     Office Equipment                              $1,015,467
     Machinery and Equipment                       $1,764,049
     Vehicles                                      $   55,014
     Computer Equipment                            $   62,480
     Furniture Fixtures                            $   14,287
     Building                                      $1,979,005
     Building Pledged                              $3,408,503
                                                   ----------
     Total                                         $8,298,805
                                                   ----------

     Accumulated Depreciation                      $1,911,578
                                                   ----------

     Net                                           $6,387,227
                                                   ==========

Depreciation and amortization expense for each of the three months ended June 30, 2006 and 2005 was approximately $221,809 and $193,516..

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

The Company is also subject to value added tax (VAT), business tax and surtax totaling 5.5 percent of gross sales. (It is not clear here which tax is at 5.5%)

The Company is still in the full-tax-exemption period at the Chinese subsidiaries where it reported positive net income for the six months ended June 30, 2006, and therefore no tax was due for the period. The only subsidiary that is currently subject to income tax, YCT, incurred a net loss for the period, and therefore no tax was due.

7. Concentrations and Credit Risk

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

At June 30, 2006, the Company has a credit risk exposure of uninsured cash in banks of $5,891,250. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the six months ended June 30, 2006, three customers accounted for $580,851 (44%) of total sales as follows: Customer A at $249,828 (19%), Customer B at $168,634 (13%), Customer C at $162,388 (12%).

For the six months ended June 30, 2005, three customers accounted for $ 1,441,393 (72 %) of total sales as follows: Customer A at $845,600 (42%), Customer B at $319,249 (16%), and Customer C at $276,544 (14%).

8. Debt

The Company had two long-term loans from two separate financial institutions totaling approximately $2,608,108 at June 30, 2006. The weighted average interest rate of these loans at June 30, 2006 was approximately 6.18 percent. One loan, secured by Natural Pharmatech China's office building, is for approximately $2,251,800 and matures in one lump sum payment on November 15, 2008. The other loan is for approximately $356,308 and is unsecured.

Additionally, during the end of the quarter ended March 31, 2006, the Company incurred a short-term bank loan of approximately $250,000. The loan is due in one year, and is secured by certain machinery and equipment of the Company. The interest rate on the loan is 6.045%.

Total annual principal payments on all loans for the quarter ending June 30 are as follows:

                                                  Amounts Due
                                                  -----------
      2006                                         $  299,744
      2007                                             68,154
      2008                                          2,347,885
      2009                                            142,503
                                                   ----------
     Total                                         $2,858,286
                                                   ==========

Interest expense and related service charges were approximately $97,000 and $81,000 for the six months ended June 30, 2006 and 2005, respectively.

9. Related Party Transactions

As of June 30, 2006, the Company has the following amounts due from related parties:

     Advances Due From Related Parties
       BCT Global Development Limited              $115,204
       Xiaobo Sun                                  $ 20,943
     Stockholders
       Yun Peng Ming                               $  7,009
       Yuming Li                                   $ 46,283
       Ben Ji Wang                                 $ 37,527
                                                   --------

     Total                                         $226,966
                                                   ========

Dong Yuan Investment (HK) Limited ("DYI") is a British Virgin Island company. Lianqin Qu, Chairwoman of the Company's Board of Directors, is the chairperson of both DYI and Natural Pharmatech China, and majority shareholder of DYI. DYI does not hold any shares of Natural Pharmatech China; neither does Natural Pharmatech China hold any shares of DYI.

BCT Global Development Limited ("BCT Global") owns 25% of Natural Pharmatech China's subsidiary, BCT. Lianqin Qu is the chairperson of BCT Global.

Donghai Zhang is employed by Natural Pharmatech China, and owns more than 5% of the Company's issued shares.

Yuqi Li is the husband of the Company's chairwoman. Yuming Li is the brother-in-law of the Company's chairwoman.

Xiao Bo Sun is the Company's president.

These balances have no stated terms for repayment and are not interest bearing.

10. Subsequent Events

In July 2006, the Company lent approximately $500,000 to a potential distributor of the Company's products. The loan is for three months with repayment due in October 2006 at an annual interest rate of 6.24%.

11. Issuance of Common Stock

In April 2006, the Company entered into a common stock subscription agreement with a private, non-U.S. investor. The investor received 5,000,000 shares of Company common stock at a price of $1 per share. An 8-K was filed with the Securities and Exchange Commission to reflect this subscription agreement in May 2006.

12. Bad Debt Expense

The Company recorded a bad debt expense of approximately $38,000 for the six months ended June 30, 2006 in connection with a related party loan to a senior employee in 2005. The loan was advanced to assist in paying for medical expenses incurred by the employee's family. The length of time since the loan was advanced has since cast doubt over the employee's ability to repay the debt, and the Company has accordingly made a provision for the full amount of the loan..

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

     * changes in Chinese laws and regulations applicable to our business, including the Administration of Pharmaceuticals, the rules and regulations of the State Food and Drug Administration, the Good Supply Practice standards, and the inclusion of our products in the insurance catalogue of the Ministry of Industry and Social Security

     *    our ability to retain management and key personnel;

     * our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending (seems to contradict statement that R&D spending is up the 6 months to June 30, 2006 below) , particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Natural Pharmatech China has four subsidiaries: BCT, Jilin Yi Cao Tang Pharmacy Co., Ltd. ("YCT"), Jilin Tian Yao Drug Safety Evaluation Co., Ltd. ("JDE") and Changchun Xiandai Technology Inc. ("XD"). Natural Pharmatech China owns 75% of the shares of BCT, which was established in September 2002 as a Sino-foreign joint venture with BCT HK, a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type, and is capable of manufacturing 15 drugs in three forms. Our solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

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

In June 2005, JTY, the Company's wholly-owned subsidiary, acquired an 80% equity interest in a new company, Changchun Xiandai Technology Inc. ("XD"), by making a $719,000 investment (Total capital of Xiandai is RMB 10 million, JTY contributed RMB 8 million).

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

Results of Operations for the Six-Month Periods Ended June 30, 2006 and June 30, 2005.

                                     REVENUE

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $777,082 and $907,719 and in 2006 and 2005, respectively. The decrease was primarily attributable to the effect of a major, disproportionately large contract in 2005. The Company did not experience a similar contract during the first six months of 2006.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $24,198 and $108,865 in 2006 and 2005, respectively. This decrease was due to the fact that the Company was successful in having substantially all of its research activities classified as "technology transfer". A classification of technology transfer rather than revenue derived from experiments allows the Company an exemption from Chinese sales taxes on the revenue derived from such services. Accordingly, this change became effective on January 1, 2006 and will affect revenue classification comparison going forward.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $509,655 and $994,677 in 2006 and 2005, respectively. This decrease was largely attributable to the cancellation of a contract with a major distributor at the Company's YCT subsidiary as the Company pursues a strategy of bringing its distribution in-house.

                              MISCELLANEOUS INCOME

Miscellaneous income consisted of both government grants and revenue accrued from a judgment issued by the Chinese Court of Final Appeal.

Government Grants were $37,527 for the six months ended June 30, 2006, compared to $379,283 for the six months ended June 30, 2005. Government grants are opportunistically granted and will therefore fluctuate widely from period to period.

In May, the Company won a judgment of approximately $410,000 from the Chinese Court of Final Approval related to litigation involving the transfer of drug technology. According to applicable Chinese law, the Company should receive the money by the end of August 2006. As the Company has determined the judgment has a high probability of being paid, the Company has made a full accrual for this revenue in the first half of 2006.

                    RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

R&D expenses were $234,153, as compared to $222,356 for the same period last year. The increase was principally due to the Company's widening scope and quantity of research and development projects, as the Company develops more drugs.

                                  GROSS PROFIT

Gross profit was $937,828, as compared to $1,141,554 as reported in the same period last year. The decrease was primarily due to a decline in sales of goods at to Company's YCT subsidiary, as well as the impact of a large technology transfer contract in 2005 which did not occur in 2006.

                       GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter of 2006 were $731,335, as compared to $750,384 for the same period last year. These expenses remained steady as the Company continued to incur accounting, legal and administrative expenditures of being a U.S. publicly traded company.

                               ADVERTISING EXPENSE

Advertising expenses were approximately $35,000 for the first six months of 2006, a considerable decrease from the $157,326 recorded in the same period last year. This decrease was due to a major marketing drive last year to promote the Company's "Jutai" brand dietary supplements. The Company did not deem it necessary to conduct a similar campaign this year.

                         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash of $5,891,250. For the six months then ended, we generated cash of $447,259 in our operating activities. The significant reasons for the provision of cash are:

     1)   the net income for the six months ended of $234,123;
     2)   the decrease in related party receivable of $433,387;
     3)   a decrease in account receivable of $275,731

Financing activities: The issuing of common stock to an investor netting proceeds of $4,625,000.

Investing activities: During this quarter, excluding purchases of certain fixed assets, we had no material investing activities.

We are also instituting procedures to create a more effective credit policy, and to reduce our accounts receivable and shorten the aging of them.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 28, 2006, the Registrant entered into a subscription agreement with Zhengyou Zhang, a non-U.S., unaffiliated investor, for the private sale of 5,000,000 shares of its common stock for $5,000,000. The transaction is being made in reliance on the provisions of Regulation S and Regulation D under the Securities Act of 1933 and on Section 4(2) of the Act.

The shares have not been registered under the Securities Act, and may be offered, resold, pledged or otherwise transferred only (a) pursuant to an effective registration statement filed under the Securities Act, (b) to non-U.S. persons in an offshore transaction in accordance with Rule 903 or Rule 904 of Regulation S, (c) pursuant to the resale limitations of Rule 905 of Regulation S, or (d) pursuant to an exemption from registration under the Act provided by Rule 144. In connection with the transaction, the Registrant is obligated to pay a $125,000 investment banking fee pursuant to an existing agreement and also a finders fee of $250,000. The net proceeds of the transaction will be used for working capital and general corporate purposes.

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

                                    GLOBAL PHARMATECH, INC.


Date: August 11, 2006               By: /s/ Xiaobo Sun
                                       -----------------------------------------
                                    Name:  Xiaobo Sun
                                    Title: President and Chief Executive Officer




Date: August 11, 2006               By: /s/ Joseph Levinson
                                       -----------------------------------------
                                    Name:  Joseph Levinson
                                    Title: Chief Financial Officer