Form 10QSB
period 2006-09-30
Global Pharmatech, Inc.
filed 2006-11-14
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2006


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

There were 23,307,935 shares of the Company's common stock, par value $0.0001 per share, outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              GLOBALPHARMATECH INC
                                AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION...............................................  3

     Item 1. Financial Statements and Notes thereto..........................  3

     Item 2. Management's Discussion and Analysis or Plan of Operation....... 12

     Item 3. Controls and Procedures......................................... 15

PART II - OTHER INFORMATION.................................................. 16

     Item 1. Legal Proceedings............................................... 16

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 16

     Item 3. Defaults Upon Senior Securities................................. 16

     Item 4. Submission of Matters To a Vote of Security Holders............. 16

     Item 5. Other Information............................................... 16

     Item 6. Exhibits........................................................ 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 2006

                                  (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  5,295,147
  Accounts receivable, net                                              949,663
  Related party receivable                                              531,240
  Inventories                                                         1,757,757
  Other current assets                                                1,767,160
  Prepaid expenses                                                      164,490
                                                                   ------------
      Total Current Assets                                           10,465,457
                                                                   ------------
PROPERTY, PLANT & EQUIPMENT, net                                      6,186,550
LAND LEASE, net                                                         455,935
CONSTRUCTION IN PROGRESS                                                  9,497
INTANGIBLE ASSETS, net                                                  119,955
                                                                   ------------
                                                                      6,771,937
                                                                   ------------
      Total Assets                                                 $ 17,237,394
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                $     50,132
  Short-term borrowings                                                 253,036
  Accounts payable and accrued expenses                                 432,642
  Advances from customers                                               115,643
  Other payables and accruals                                           653,387
  Taxes Payable                                                          12,427
  Other current liabilities                                              39,754
                                                                   ------------
      Total Current Liabilities                                       1,557,021

LONG-TERM BORROWINGS                                                  2,562,469
                                                                   ------------
MINORITY INTEREST                                                       881,271
                                                                   ------------
STOCKHOLDERS' EQUITY
  Preferred stock par value $ 0.0001 per share,
   5,000,000 shares authorized, no shares issued
   and outstanding                                                            0
  Common stock par value $ 0.0001 per share,
   95,000,000 shares authorized,23,307,935 shares
   issued and outstanding                                                 2,331
  Additional paid in capital                                         11,442,177
  Appropriated retained earnings                                        237,052
  Retained earnings                                                     233,979
  Accumualted other comprehensive income                                336,094
  Subscription receivable                                               (15,000)
                                                                   ------------
      Total Stockholders' Equity                                     12,236,633
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $ 17,237,394
                                                                   ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             GLOBAL PHARMATECH INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                   (UNAUDITED)

                                                 Nine Months Ended September 30,      Three Months Ended September 30,
                                                 -------------------------------      -------------------------------
                                                     2006               2005              2006              2005
                                                 ------------       ------------      ------------       ------------
SALES                                            $  1,685,200       $  2,263,868      $    374,265       $    252,607
COST OF SALES                                         606,672          1,056,899           233,565            187,192
                                                 ------------       ------------      ------------       ------------

GROSS PROFIT                                        1,078,528          1,206,969           140,700             65,415
                                                 ------------       ------------      ------------       ------------
OPERATING EXPENSES
  Advertising                                          35,386            167,296               564              9,970
  Research and development                             98,979            260,883          (135,174)            38,526
  Selling expenses                                     56,277            109,500            17,414             56,160
  General and administrative expenses               1,302,464            970,821           571,129            220,437
  Bad Debt Expense                                     22,634
                                                 ------------       ------------      ------------       ------------

LOSS FROM OPERATIONS                                 (437,212)          (301,531)         (313,233)          (259,678)
                                                 ------------       ------------      ------------       ------------
OTHER INCOME (EXPENSES)
  Miscellaneous income                                541,491            419,800            74,373             40,517
  Interest expense                                   (152,191)          (127,352)          (54,738)           (46,564)
                                                 ------------       ------------      ------------       ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST        (47,912)            (9,083)         (293,598)          (265,725)
INCOME TAXES - Current                                      0              6,603                 0                  0
                                                 ------------       ------------      ------------       ------------

LOSS BEFORE MINORITY INTEREST                         (47,912)           (15,686)         (283,598)          (265,725)
MINORITY INTEREST                                       8,163             70,768           (11,437)            35,365
                                                 ------------       ------------      ------------       ------------
NET INCOME/(LOSS)                                $    (39,749)      $     55,082      $   (305,035)      $   (230,360)
Comprehensive Income
Foreign Exchange Translation                          336,094                              336,094
Total Comprehensive Income                            296,345                               31,059
                                                 ============       ============      ============       ============
INCOME/(LOSS) PER COMMON SHARE
 Basic and Diluted                               $       0.00       $       0.00      $      (0.01)      $      (0.01)
                                                 ============       ============      ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         21,044,602         17,474,031        23,291,268         17,830,544
                                                 ============       ============      ============       ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                             GLOBAL PHARMATECH INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                   (UNAUDITED)

                                                                 2006                  2005
                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                           $   (39,749)          $    55,082
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Minority interest                                              (8,163)              (70,768)
    Depreciation                                                  316,861               334,922
    Bad debt expense                                               22,634
    Common stock issued for services                               59,376
    Amortization of land lease and intangible assets               24,538                16,839
  Changes in operating assets and liabilities
    Decrease (Increase) in operating assets:
    Accounts receivable                                           854,049            (1,131,768)
    Related party receivable                                      547,228              (121,338)
    Inventories                                                  (579,815)             (224,521)
    Prepaid expenses                                             (119,489)               40,024
    Other current assets                                       (1,163,057)             (425,242)
  Increase (Decrease) in operating liabilities:
    Accounts payable and accrued expenses                        (131,418)              183,040
    Related party payable                                         (69,884)             (171,576)
    Advances from customers                                        47,507                94,709
    Other payables and accruals                                    56,486              (235,097)
    Taxes payable                                                 (22,297)
    Other  liabilities                                            (22,313)              (78,569)
                                                              -----------           -----------
         Net Cash Used by Operating Activities                   (227,506)           (1,734,263)
                                                              -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                        (96,439)             (441,665)
  Construction in Progress                                         (8,727)
                                                              -----------           -----------

         Net Cash Used by Investing Activities                   (105,166)             (441,665)
                                                              -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short term borrowings                             247,825               895,619
  Common shares issued                                          4,601,621             1,328,007
  Proceeds from/(payment of) Long-term borrowing                  (24,783)              370,737
                                                              -----------           -----------
         Net Cash Provided by Financing Activities              4,824,663             2,594,363
                                                              -----------           -----------

Effect of exchange rate change on cash                            112,321

NET INCREASE IN CASH AND CASH EQUIVALENTS                       4,604,312               418,435
CASH AND CASH EQUIVALENTS, beginning of period                    690,835               192,924
                                                              -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                      $ 5,295,147           $   611,359
                                                              ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                               $   152,191           $   127,352
                                                              ===========           ===========
  Income taxes paid                                           $         0           $     6,603
                                                              ===========           ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                             GLOBAL PHARMATECH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

2. Summary of Significant Accounting Policies

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority owned subsidiaries as of September 30, 2006 and for the nine months then ended . The comparative consolidated financial statements for the nine months ended September 30, 2005 include Natural and its majority owned subsidiaries for the whole period and Global from the date of the merger. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as reported in Form 10-KSB.

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

                             GLOBAL PHARMATECH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

b. Inventory

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method. Certain inventory goods purchased are subject to spoilage within a short period of time while in possession of the Company. Inventory costs do not exceed net realizable value.

c. Revenue Recognition

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues during the nine month periods ended September 30, 2006 and 2005 were $328,192 and $1,031,630, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues during the nine month periods ended September 30, 2006 and 2005 were $7,916 and $184,414, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned during the nine month periods ended September 30, 2006 and 2005 were $1,349,092 and $1,047,824, respectively.

Government grants are recognized as other income upon receipt. These revenues during the nine month periods ended September 30, 2006 and 2005 were approximately $115,000 and $419,800, respectively.

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

e. Appropriated retained earnings

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate fifteen percent of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated balance sheet as appropriated retained earnings and which, at September 30, 2006, had a balance of $237,052.

                             GLOBAL PHARMATECH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Inventory

Inventory is comprised of the following:

                                   September 30, 2006
                                   ------------------
     Raw materials                     $  498,815
     Work in progress                     882,229
     Finished goods                       376,713
                                       ----------

     Total                             $1,757,757
                                       ==========

4. Other Current Liabilities

The account consists principally of approximately $40,000 of salaries and benefits payable to employees.

5. Property and Equipment

Property and equipment is comprised of the following:

                                   September 30, 2006
                                   ------------------
     Office Equipment                  $   58,507
     Machinery and Equipment            2,961,498
     Vehicles                              49,523
     Computer Equipment                    69,092
     Furniture Fixtures                    15,222
     Building                           2,525,498
     Building Pledged                   2,536,940
                                       ----------
     Total                              8,216,280
                                       ----------

     Accumulated Depreciation           2,029,730
                                       ----------

     Net                               $6,186,550
                                       ==========

Depreciation and amortization expense for each of the nine months ended September 30, 2006 and 2005 was approximately $317,000 and $335,000 respectively.

6. Income Taxes

The Company and each of its subsidiaries file separate income tax returns. Natural Pharmatech China qualifies as a "high-technology foreign joint venture" which entitles it to an exemption from PRC income tax for two years beginning with its first profitable year. Since its first profitable year was 2005, Natural Pharmatech China is entitled to an exemption from PRC tax for the years 2005 and 2006.. Because Natural Pharmatech China qualifies as a "high-technology joint venture" and is located in an economic development zone, it is entitled to a reduced tax rate of 10% for the three years beginning in 2007 through 2009. Thereafter, it will be taxed at the standard income tax rate of 15%.

                             GLOBAL PHARMATECH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

The Company is still in the full-tax-exemption period for the Chinese subsidiaries which reported positive net income for the nine months ended September 30, 2006, and therefore no tax was due for the period. The only subsidiary that is currently subject to income tax, YCT, incurred a net loss for the period, and therefore no tax was due.

7. Concentrations and Credit Risk

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

At September 30, 2006, the Company has a credit risk exposure of uninsured cash in banks of $5,295,147. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the nine months ended September 30, 2006, three customers accounted for approximately $250,000 (15%), $ 169,000 (10%), and $163,000 (10%) of total sales.

For the nine months ended September 30, 2005, three customers accounted for approximately $846,000 (37%), at $319,000 (14%), and $319,000 (14%) of total sales.

8. Debt

The Company had two long-term loans from two separate financial institutions totaling approximately $2,613,000 at September 30, 2006. The weighted average interest rate of these loans at September 30, 2006 was approximately 6.18 percent. One loan, secured by Natural Pharmatech China's office building, is for approximately $2,250,000 and matures in one lump sum payment on November 15, 2008. The other loan is for approximately $360,000 and is unsecured.

Additionally, during the beginning of the quarter ended June 30, 2006, the Company incurred a short-term bank loan of approximately $250,000. The loan is due in one year, and is secured by certain machinery and equipment of the Company. The interest rate on the loan is 6.045%.

                             GLOBAL PHARMATECH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Approximate annual principal payments on all loans for the quarter ended September 30 are as follows:

                                              Amounts Due
                                              -----------
      2006                                    $  303,000
      2007                                        70,000
      2008                                     2,351,000
      2009                                       142,000
                                              ----------
     Total                                    $2,866,000
                                              ==========

Interest expense and related service charges were approximately $152,000 and $127,000 for the nine months ended September 30, 2006 and 2005, respectively.

9. Related Party Transactions

As of September 30, 2006, the Company had the following amounts due from related parties:

     Advances Due From Related Parties
       BCT Global Development Ltd               $ 18,662
       Xiaobo Sun                                 23,464
     Stockholders
       Yun Peng Ming                               6,944
       Yuming Li                                  34,156
       Ben Ji Wang                                38,014
     Judgment Award
       Yuqi Li                                   410,000
                                                --------

     Total                                      $531,240
                                                ========

BCT Global Development Limited ("BCT Global") owns 25% of Natural Pharmatech China's subsidiary, BCT. Lianqin Qu, chairperson of our Board of Directors is the chairperson of BCT Global.

Yuming Li is the brother-in-law of the Company's chairperson.

Xiao Bo Sun is the Company's president.

These advances have no stated terms for repayment and are not interest bearing.

In May, the Company won a judgment of approximately $410,000 from the Chinese Court of Final Appeal related to litigation involving the transfer of drug technology to a research hospital. The Company's outside (PRC) counsel advised the Company's management in July 2006 that the Company would receive the money from the research hospital by the end of August 2006. However, the money was not received by August 2006.

In early November 2006, a three-way legal arrangement was entered into between the Company, the research hospital, and Mr. Yuqi Li, the spouse of the chairperson of our Company. In exchange for waiving a pre-existing debt between the research hospital and the spouse of our Company's chairperson, the spouse will undertake to pay the $410,000 judgment on behalf of the research hospital to our Company. According to the terms of the arrangement, the money will be paid by November 30, 2006.

As the Company has still determined the judgment has a high probability of being paid, the Company has made a full accrual for this revenue for the first nine months of 2006.

                             GLOBAL PHARMATECH INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

10. Major Loans

In July 2006, the Company lent approximately $500,000 to a potential distributor of the Company's products. The loan is for three months with repayment due in October 2006 at an annual interest rate of 6.24%. Although the loan agreement expressly states that the principal and interest were fully due by October 2006, as of the first week of November 2006 no part of the principal or interest had been paid. Although the short length of time since the maturity of the loan still gives the Company confidence in its eventual repayment, the Company will continue to closely monitor the loan.

Additionally during the second quarter of 2006, approximately $250,000 was advanced to a separate company based in Northeastern China. The loan was advanced with no interest or stated maturity. The Company will continue to closely monitor the repayment of this loan.

Both loans are recorded under "Other Current Assets" in the Balance Sheet.

11. Issuance of Common Stock

In April 2006, the Company entered into a common stock subscription agreement with a private, non-U.S. investor. The investor received 5,000,000 shares of Company common stock at a price of $1 per share. The net proceeds received, after investment and finders fees, were approximately $4,602,000. An 8-K was filed with the Securities and Exchange Commission to reflect this subscription agreement in May 2006.

12. Bad Debt Expense

The Company recorded a bad debt expense of approximately $23,000 for the nine months ended September 30, 2006 in connection with a related party loan to a senior employee in 2005. The loan was advanced to assist in paying for medical expenses incurred by the employee's family. The length of time since the loan was advanced has since cast doubt over the employee's ability to repay the debt, and the Company has accordingly made a provision for the full amount of the loan.

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

On January 24, 2005, the Company entered into a Share Purchase Agreement with Natural Pharmatech, Inc., a British Virgin Islands corporation ("Natural Pharmatech"), and the shareholders of Natural Pharmatech. Under the terms of the Share Purchase Agreement, we agreed to acquire 100% of Natural Pharmatech's shares in exchange for 80% of our common stock, to be issued to the Natural Pharmatech shareholders. Our acquisition of Natural Pharmatech was completed on February 9, 2005. In connection with this transaction, we amended our Certificate of Incorporation on January 31, 2005, changing our name to Global Pharmatech, Inc.

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

In June 2005, JTY, the Company's wholly-owned subsidiary, acquired an 80% equity interest in a new company, Changchun Xiandai Technology Inc. ("XD"), by making a $719,000 investment (Total capital of Xiandai is RMB 10 million; JTY contributed RMB 8 million).

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

Results of Operations for the Nine-Month Periods Ended September 30, 2006 and September 30, 2005.

                                     REVENUE

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned for the nine months ended September 30, 2006 and 2005 were $1,349,092 and $1,047,824, respectively. This increase was attributable to strong sales of the Company's recently introduced "Jutai" brand dietary supplements. The increase in sales was partially offset by a decline in sales at the Company's YCT subsidiary as the subsidiary underwent a temporary stoppage of production as it improved its facilities.

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues for the nine months ended September 30, 2006 and 2005 were $328,192 and $1,031,630, respectively. The decrease was primarily attributable to the effect of a major, disproportionately large contract in 2005. The Company did not experience a similar contract during the first nine months of 2006.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $7,916 and $184,414 in 2006 and 2005, respectively. This decrease was due to the fact that the Company was successful in having substantially all of its research activities classified as "technology transfer". A classification of technology transfer rather than revenue derived from experiments allows the Company an exemption from Chinese sales taxes on the revenue derived from such services. Accordingly, this change became effective on January 1, 2006 and will affect revenue classification comparison going forward.

                              MISCELLANEOUS INCOME

Miscellaneous income consisted principally of government grants and revenue accrued from a judgment issued by the Chinese Court of Final Appeal.

Government grants for the nine months ended September 30, 2006 and 2005 were approximately $115,000 and $419,800, respectively. Government grants are opportunistically granted and will therefore fluctuate widely from period to period.

In May, the Company won a judgment of approximately $410,000 from the Chinese Court of Final Appeall related to litigation involving the transfer of drug technology to a research hospital. The Company's outside (PRC) counsel advised the Company's management in July 2006 that the Company would receive the money from the research hospital by the end of August 2006. However, the money was not received by August 2006..

Nevertheless, as a result of ongoing discussions with the Company's PRC counsel and the other party in the dispute, the Company now believes the full amount of the judgment will be received by the end of November 2006. In early November 2006, a three-way legal arrangement was entered into between the Company, the research hospital, and the spouse of the chairperson of our Company. In exchange for waiving a pre-existing debt between the research hospital and the spouse of our Company's chairperson, the spouse will undertake to pay the $410,000 judgment on behalf of the research hospital to our Company. According to the terms of the arrangement, the money will be paid by November 30, 2006.

As the Company has still determined the judgment has a high probability of being paid, the Company has made a full accrual for this revenue for the nine months ended September 30, 2006.

                    RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

R&D expenses for the nine months ended September 30, 2006 were $98,979, as compared to $260,883 for the same period last year. The decrease was principally due to the Company's shift to a more sales-focused operation, rather than just research and development. Additionally, for the third quarter ended September 30, 2006, we added back research and development expenses of approximately $135,000 due to reclassification of certain accounts in the quarter; the net effect for the full nine months ended September 30, 2006 is unchanged.

                                  GROSS PROFIT

Gross profit for the nine months ended September 30, 2006 was $1,078,528 as compared to $1,206,969 as reported in the same period last year. As the Company's YCT subsidiary experienced a temporary stoppage to upgrade facilities, gross profit decreased. As a percentage of sales, gross profit increased to 64% for the first nine months of 2006 from 53% in the same period last year; the increase was primarily as the result of a higher contribution from sales of the Company's "Jutai" brand product which have higher gross margins.

                       GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2006 were $1,302,464, as compared to $970,821 for the same period last year. These expenses increased as the Company continued to incur administrative expenditures of being a U.S. publicly traded company and incurred expenses as it sought to implement strategic objectives to increase its market size.

                               ADVERTISING EXPENSE

Advertising expenses were approximately $35,000 for the nine months ended September 30, 2006, a considerable decrease from the $167,296 recorded in the same period last year. This decrease was due to a major marketing drive last year to introduce the Company's "Jutai" brand dietary supplements. The Company did not deem it necessary to conduct a similar campaign this year.

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash of $5,295,147. For the nine months then ended, we used cash of $227,506 in our operating activities. The significant reasons for the provision of cash are:

1) the net loss for the nine months ended of $39,749; 2) the decrease in related party receivable of $547,228; 3) an increase in other current assets of (1,163,057).

Financing activities: The issuing of common stock to an investor netting proceeds of $4,601,621

Investing activities: During this quarter, excluding purchases of certain fixed assets, we had no material investing activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 28, 2006, we entered into a subscription agreement with Zhengyou Zhang, a non-U.S., unaffiliated investor, for the private sale of 5,000,000 shares of its common stock for $5,000,000. The transaction is being made in reliance on the provisions of Regulation S and Regulation D under the Securities Act of 1933 and on Section 4(2) of the Act.

The shares have not been registered under the Securities Act, and may be offered, resold, pledged or otherwise transferred only (a) pursuant to an effective registration statement filed under the Securities Act, (b) to non-U.S. persons in an offshore transaction in accordance with Rule 903 or Rule 904 of Regulation S, (c) pursuant to the resale limitations of Rule 905 of Regulation S, or (d) pursuant to an exemption from registration under the Act provided by Rule 144. In connection with the transaction, we are obligated to pay a $125,000 investment banking fee pursuant to an existing agreement and also a finder's fee of $250,000. The net proceeds of the transaction will be used for working capital and general corporate purposes.

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

                                    GLOBAL PHARMATECH, INC.

Date: November 14, 2006             By:  /s/ Xiaobo Sun
                                        ----------------------------------------
                                    Name:  Xiaobo Sun
                                    Title: President and Chief Executive Officer



Date: November 14, 2006             By:  /s/ Joseph Levinson
                                        ----------------------------------------
                                    Name:  Joseph Levinson
                                    Title: Chief Financial Officer