Form 10KSB
period 2006-12-31
Global Pharmatech, Inc.
filed 2007-04-17
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the annual period ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number: 333-67884


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

The issuer's revenues for the fiscal year ended December 31, 2006 were
$2,375,511

The aggregate market value of the registrant's common stock held by non-affiliates as of March 15, 2007 was $10,506,181.28 million.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

                                                    Number of Shares Outstanding
Title of Each Class of Equity Securities               as of March 28, 2007
----------------------------------------            ----------------------------
Common Stock, par value $0.0001 per share                   23,247,935
Preferred Stock, par value $0.0001 per share                  None

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I....................................................................    1

ITEM 1.  Description of Business..........................................    1
ITEM 2.  Description of Properties........................................    5
ITEM 3.  Legal Proceedings................................................    5
ITEM 4.  Submission Of Matters To A Vote Of Security Holders..............    5

PART II ..................................................................    5

ITEM 5.  Market For Common Equity and Related Stockholder Matters.........    5
ITEM 6.  Management Discussion and Analysis...............................    6
ITEM 7.  Financial Statements.............................................   15
ITEM 8.  Changes In And Disagreements With Accountants On Accounting And
          Financial Disclosures...........................................   15
ITEM 8A. Controls and Procedures..........................................   16

PART III..................................................................   16

ITEM 9.  Directors, Executive Officers, Promoters And Control Persons,
          Compliance With Section 16(A) Of The Exchange Act...............   16
ITEM 10. Executive Compensation...........................................   18
ITEM 11. Security Ownership of Certain Beneficial Owners and Management...   21
ITEM 12. Certain Relationships and Related Transactions...................   21
ITEM 13. Exhibits List and Reports on Form 8-K............................   22
ITEM 14. Principal Accounting Fees and Services...........................   24

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

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, a conversion rate of approximately US$1.00 to RMB 7.8 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

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

Under generally accepted accounting principles, these acquisitions are considered in substance to be capital transactions rather than business combinations. In each case, for accounting purposes, the acquired company is deemed to have issued its stock for the net monetary assets of the acquiring company. Each transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements are primarily those of JTY and its subsidiaries.

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

THE PRODUCTS

Our product line consists of more than 96 products, primarily TCM-based prescription drugs, over-the-counter drugs and dietary supplements, including several western medicines and bio-medicines. We sell our products through distributors and directly to consumers through our own sales team. We currently have three principal drugs that are patented in China and approved for sale by the Chinese State Food & Drug Administration (SFDA):

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

JIN LIAN HUA is a new Anti-Upper Respiratory Infection drug composed of natural plant extracts. It has high efficiency to cure acute and chronic Pharyngitis, Tonsillitis, and various Upper Respiratory Infections.

GONG YAN KANG granules is a new feminine care drug choicely composed of various precious Chinese herbs and refinedly manufactured through modern technology. It has the power to activate blood circulation, and dispel stasis and turgescence. Gong Yan Kang Granules can be used for chronic Pelvic Inflammatory Disease, Hysteritis, Adnexitis and other feminine illness..

WEI KANG LING capsule is a classic drug for various stomachaches. It conceives the long and rich clinical experiences of the Traditional Chinese Medicine. And it is refinedly manufactured by modern technology (e.g. dynamic warm-soak extraction technology and etc). Through clinical proof, its general efficiency rate for Gastric Ulcer, Duodenum Cap Ulcer, Chronic Atrophic Gastritis, Anacamptics Gastritis, and Duodenum Enteritis

The XS CAPSULE (XIN-SHU) is indicated for the treatment of angina and other coronary disease. It has been developed by using modern biotechnologies. Based on clinical experience, we believe our product formulation could improve the efficacy of this drug. The drug substances of XS were extracted from six Chinese medical herbal materials. Safety and efficacy of these drug substances and their combination were tested in previous clinical trials conducted in China..
In addition to these patented products, Global Pharmatech manufactures and sells other proprietary drugs, generics and dietary supplements used to treat symptoms ranging from headaches, coughing and dry mouth to infections and numbness of limbs.

PRODUCTION FACILITIES AND EQUIPMENT

The Company's approximately 15,000- sq.m. manufacturing plant contains manufacturing capacity for over 300 million capsules, 200 million pills and tablets, 50 million bags of granules, 50 million vials of liquid dosage form drugs and 200 tons of pilular (orally-administered) drugs annually. Its facilities are certified as compliant with Chinese Current Good Manufacturing Practices, which are governmentally-established current, scientifically sound methods, practices and principles that are implemented and documented during product development and production to ensure consistent and uniform manufacture of safe products. Current Good Manufacturing Practices require the design and implementation of standard operating procedures for each step in the manufacturing process, beginning with the selection of raw materials suppliers and ending with storage and shipment.

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

Our R&D capabilities conduct almost all our pre-clinical trial research and develop products according to consumer requirements, distinguishing us from many of our competitors. R&D expenditures were US$693,786 for 2006 and US$508,405 for 2005.

We currently have a total of 32 patents applied, with 19 of them being granted, among these 19 granted patents, 15 are innovation Aupatents. Wehave 16 trademarks, and are not a party to any license, royalty or franchise contracts.

We are currently focusing our development efforts on 32 drugs and 2 dietary supplements.

Additionally, we have at least 14 drugs that have been approved for clinical trial, And 10 drugs that have been approved for production.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Our common stock is quoted on the over the counter bulletin board (OTCBB) under the symbol "GBLP". The following table sets forth, for the calendar quarters indicated, the range of high and low bid prices of common stock reported by the Pink Sheets since February 9, 2005, the date of its acquisition of the business of its predecessor, Natural Pharmatech. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to February 9, 2005, the Company, under different management and a different name, was either in other lines of business or was dormant, and Natural Pharmatech was a privately-held British Virgin Islands company based in the People's Republic of China.

                                               High             Low
                                               ----             ---
FISCAL 2005
First Quarter (from February 9)                $2.90            $0.31
Second Quarter                                 $1.65            $0.55
Third Quarter                                  $1.65            $0.55
Fourth Quarter                                 $2.50            $1.01

FISCAL 2006
First Quarter (from February 9)                $2.50            $1.45
Second Quarter                                 $1.80            $1.25
Third Quarter                                  No trade         No trade
Fourth Quarter                                 $1.17            $0.75

FISCAL 20062007
First Quarter (through March 15, 2007)         $1.25            $0.61

As of March 28, 2007, there were 137 record holders of our common stock. The total number of beneficial holders is unknown as they hold our common stock in street name, and such number is not provided to us by our Transfer Agent and Registrar.

We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

During 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $4,625,000. During January 2007, an SB-2 was filed with the SEC to register one million of these shares. In the same month, January 2007, the SEC declared the SB-2 effective.

The Company relied on the exemption from the registration requirements of the Securities Act afforded by Regulation S thereunder for this issuance.

At the Company's annual shareholders' meeting in December 2006, the Company approved an equity compensation plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Through our subsidiaries, we develop, manufacture and market proprietary drugs and nutritional supplements that are based on traditional Chinese medicine.We also offer a full range of "start to finish" biotechnology services, including research and development, testing, manufacturing drugs in liquid and solid dose forms, sales and marketing. We utilize unique extraction methods and innovative techniques that have been developed by our research and development team. Our core business is to leverage our patents and scientific expertise for botanical/biological drug and nutritional supplements and to manufacture and market the products to China and the globe. Our operations are currently conducted in the People's Republic of China with sales distribution in China, U.S, Hong Kong, Malaysia, Singapore, Indonesia and Vietnam. Sales outside China are made either directly to foreign distributors by our subsidiary, Jilin Ben Cao Tang Pharmacy Co., Ltd. ("BCT"), or through China Ben Cao Tang International Development Ltd. ("BCT HK"), which sells on to those areas indicated above.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

REVENUE. Sales for the current year were $2,375,511 a decrease of $709,664 compared with revenue in the same period of 2005. These revenues were derived as follows: revenue from goods sold was $1,220,322 contract revenue earned from the transfer of technology was $1,231,778 and revenue derived from experiments, research and related ancillary services was $16,557.

Contract revenue earned from the transfer of technology increased $81,778 or 107%, compared with contract revenue in the same period of 2005, which totaled $1,150,000. The increase was due to a greater emphasis on higher margin operations such as technology transfer.

Although total revenue decreased, revenue at the company's BCT subsidiary recorded a sales increase of approximately $400,000 as sales of its newly introduced "Jutai" product gained traction in the market. Sales in the Company's JDE subsidiary also recorded an increase of approximately $200,000 over the prior year as the Company's position as a provider of pre-clinical experimental services gained wider recognition.

As noted above, sales at the Company's BCT subsidiary were particular strong in 2006, recording a sales increase of more than 60%. This sales increase was driven by two major factors: first, sales of the company's Jutai product were close to $500,000, and had a gross profit exceeding 60%. Secondly, BCT had five new products enter the market, including Xinshu , Jinlianhua, Guanyankang, Weikangling, and Kangnaoshuai. These five products already accounted for 12% of BCT's sales in the first year of introduction and 8% of gross profits.

In late 2006, the Chinese government made it mandatory that Chinese companies that conduct pre-clinical trials for SFDA approval must use a GLP-certified lab. The Company is one of only 22 labs in China that is qualified to provide pre-clinical testing services for drugs that are to be approved by the Chinese SFDA.

Although the Company has already been recognized for at least two years as having one on the only GLP-certified labs to conduct clinical trials in China, the fact that the Chinese government will now enforce mandatory compliance by forcing companies to use GLP-certified trials effective January 1, 2007 gives the Company a clear competitive advantage.

Additionally, sales fell temporarily at the Company's YCT subsidiary as that company underwent renovation from May to November 2006.

COST OF SALES. Cost of sales for the year ended December 31, 2006 was $788,560 compared to $1,400,014 for the same period of 2005. The decrease is directly associated with the corresponding decrease in revenues generally and those from sales of goods, which have higher costs of sales than our other revenue streams.

GROSS PROFIT. Gross profit for the year ended December 31, 2006 was $1,586,951, compared to $1,685,161 for the corresponding period of 2005. Although sales decreased, gross profit remained steady due to a higher proportion of sales from technology transfer which do not have a cost of sales element.

ADVERTISING EXPENSES. Advertising expenses decreased substantially, to $67,869 for the year ended December 31, 2006, compared to $173,828 for 2005. The decrease was due to a major promotional campaign launched by BCT to increase sales and product awareness that occurred in 2005. A similar promotion did not occur in 2006.

SELLING EXPENSES. Selling expenses were flat, $89,042 for the year ended December 31, 2006, as compared to $91,980 for the corresponding period of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2006 increased $1,759,979, compared to 1,290,053 for the same period in 2005. There were three primary reasons for increase: first, the Company's increased depreciation costs resulting from capital expenditures at the Company's YCT subsidiary, as outlined in the "Revenues" section, and also the Company's capital expenditures at its Xiandai facility. The second reason was legal fees resulting from the Company's successful litigation of a patent transfer as outlined in "Other Income" below. Also, there were continuing legal and auditing expenses as a result of the Company's listing on the OTCBB market.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (R&D) expenses for 2006 was $693,786 as compared to expenses of $508,405 as the Company continued to invest heavily in its product pipeline. The Company currently has projects in various stages of completion, some in early stages and some that are close to gaining approval to market.

In 2006, the Company completed 52 different research products. Five of these projects have already gained government approval for the Company to commence manufacturing, two of the projects have gained government approval to conduct clinical trials, and 9 projects are pending approval by various provincial, municipal and national regulatory authorities. Additionally in 2006, three of the Company's research projects were recognized by the government with awards. Finally, the Company gained six new discovery patents (the highest level of patents in China) and the Company's research team published 15 different research articles.

MISCELANNEOUS INCOME. Miscellaneous income consists principally of two items:
1)government grants and 2) revenue accrued from a judgment issued by the Chinese Court of Final Appeal.

Each year, the Chinese government provides allowances to help companies doing business in medical pharmaceuticals research and development. These payments vary according to the projects we are engaged in and the priorities of the government in funding particular efforts. Accordingly, grants are opportunistically granted and will fluctuate widely from period to period. In 2006, government grants totaled $167,318, compared to 2005's total of $695,160.

In May, the Company won a judgment of approximately $410,000 from the Chinese Court of Final Appeal related to litigation involving the transfer of drug technology to a research hospital. This money had been fully paid by the end of 2006.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Global Pharmatech include the useful lives of property and equipment, the allowance for doubtful receivables and revenue recognition.

We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by the comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable, other receivables and related party receivables that are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Contract revenues earned from the transfer of technology (licensing arrangements) are recognized in accordance with contract terms. Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. Government grants are recognized as other income upon receipt.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash of $5,555,155 and working capital of $7,771,559, and for the year we incurred a net loss of ($1,234,391). During 2006 we generated cash from operations of $261,772 The significant reasons for the provision of cash are:

     *    a decrease in accounts receivable of $660,779;
     *    a decrease in related party receivables of $558,489;
     *    an increase in inventories of $342,164;
     *    a decrease in accounts payable and accrued expenses of $151,603;
     *    an increase in advances from customers of $38,475;

During the year ended December 31, 2006, we used cash of $399,133 towards the purchase of fixed assets, with most of the money being used for the upgrading of facilities at both YCT and Xiandai building. We obtain a short-term loan from one bank totaling approximately $250,000. We also issued 5,000,000 shares of common stock raising net proceeds of $4,625,000.

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

ITEM 7. FINANCIAL STATEMENTS

Our Financial Statements together with the independent auditor's report thereon are included on pages F-1 through F-14 hereof.

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

ITEM 8A. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Set forth below are the names of the directors, executive officers and key employees of the Company, during the fiscal year ended December 31, 2006:

   Name                   Age                     Position
   ----                   ---                     --------
Lianqin Qu (1)            51     Chairwoman of the Board of Directors, President
                                 and Chief Executive Officer
Tom Du                    51     Director and Chief Technology Officer
Zhenyou Zhang             48     Director
Joseph J. Levinson        30     Director and Chief Financial Officer
Xiaobo Sun (1)            49     President, Chief Executive Officer and Director

----------
(1) From February 8, 2005 until December 1, 2006, Xiaobo Sun, Ph.D. served as President and Chief Executive Officer and as a director of the Company. On December 1, 2006, Dr. Sun notified the Company of his resignation as President and Chief Executive Officer and as a director of the Company. On December 1, 2006, Dr. Sun also resigned from his position as President and as a director of Jilin Natural Pharmatech, a wholly-owned subsidiary of the Company. There were no disagreements between Dr. Sun and the Company on any matter relating to the Company's operation, policies or practices that resulted in his resignation. Effective December 2, 2006, Dr. Sun was retained as a senior technology advisor to Jilin Natural Pharmatech where he will continue his work as a researcher in the field of botanically-based medicine. On December 2, 2006, the Board of Directors of the Company appointed Ms. Lianqin Qu to serve as Chief Executive Officer and President of the Company.

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

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

LIANQIN QU is currently the Chairwoman and General Manager at Dongyuan Investment Consultancy, H.K. Limited in Hong Kong. She has held her current position since August 9, 2001. From December 12, 1999 to December 30, 2003, she was Chairwoman and General Manager of Jilin Dongyuan Strategy Consulting Co.,

22 Ltd., located in Jilin province, Northeast part of China. Over the past five years, she worked as a financial advisor for both Jilin Province Huinan Changlong Bio-pharmacy Co., Ltd. and Changchun Da Xing Pharmaceutical Company Ltd., which are listed on the Growth Enterprise Market of the Hong Kong Stock Market. Ms. Qu has many years of experience in financial research, financing practice and corporate management, having advised more than 30 companies with restructuring transactions. Ms. Qu is also Chairwoman of Changchun Da Xing Pharmaceuticals Ltd, a Hong Kong- listed company (Ticker symbol: 8067) and Chairwoman of Dongyuan Investment Consultancy (H.K.) Limited. She received her MBA degree from Asia International Open University (Macau).

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

JOSEPH J. LEVINSON, CPA, joined the Company in January 2006. From 2004 to 2006, he was Chief Financial Officer of BDL Media, a closely-held China-based media holding company. From 2001 to 2003, he was Vice President, Business Development for Chengdu Environmental Control Incorporated in southwest China, and from 2000 to 2001, he was a manager in the New York office of Deloitte and Touche. During the 1990's, Mr. Levinson was Corporate Development Officer at Hong Kong-listed China Strategic Holdings, an Asian mergers and acquisitions company led by Asian businessman Oei Hong Leong, where his major responsibilities included the company's subsidiary, China Tire, one of the first Mainland Chinese companies to list on the New York Stock Exchange. Mr. Levinson has been a U.S. Certified Public Accountant since 1996.

ZHENYOU ZHANG has been active in the Chinese pharmaceutical industry for more than 20 years. He currently serves as the Chairman of the Board of several companies, including Guangdong Baiyi Pharmaceutical, Guangzhou Youcheng Industrial, and Guangzhou Tianhe Zhenkai Trading Company. He also serves as the director of Tianjin Tianshili Pharmaceutical, a publicly-traded company in China. He graduated from Guangxi Chinese Medicine Institute and is a professional pharmacologist.

The Board of Directors does not have any committees. All members of the Board participate in the consideration of all matters, including the nomination of directors, the consideration of executive officer and director compensation, the retention of the Company's independent public accountants and the review of the Company's financial statements. Joseph J. Levinson, the Chief Financial Officer and a director of the Company, is a financial expert as defined in the Exchange Act.

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

CODE OF ETHICS

The Company has not adopted a formal Code of Ethics for its executive officers. However, the Company believes that the employment and service contracts that the Company has entered into with each of its executive officers and directors contain provisions which promote the ethical conduct of such persons in their performance of duties or services for the Company and deter unethical behaviors in the performance of such duties or services.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last two fiscal years to each of the following named executive officers (the "Named Executive Officers").

                                             Option      All other
                Year   Salary($)  Bonus($)  Awards($)  compensation($)  Total($)
                ----   ---------  --------  ---------  ---------------  --------
Lianqin Qu (2)  2006    36,000                                           36,000
                2005    36,000                                           36,000

Xiaobo Sun (1)  2006    60,000                                           60,000
                2005    60,000                                           60,000

----------
(1) From February 8, 2005 until December 1, 2006, Dr. Sun served as President and Chief Executive Officer and as a director of the Company. On December 1, 2006, Dr. Sun notified the Company of his resignation as President and Chief Executive Officer and as a director of the Company.
(2) On December 2, 2006, the Board of Directors of the Company appointed Ms. Qu to serve as Chief Executive Officer and President of the Company.

2006 EQUITY INCENTIVE PLAN

On December 26, 2006, the Company's stockholders adopted and approved the Company's 2006 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract and retain qualified individuals for positions of substantial responsibility with the Company and to provide incentives to such individuals to promote the success of the Company's business. The Plan will initially be administered by the Board of Directors of the Company. A maximum of 2,000,000 shares of Common Stock will be available for issuance pursuant to options, restricted stock, stock appreciation rights and/or performance stock (collectively, "Awards") under the Plan. Awards may be granted to all employees, officers and directors of and consultants or advisor to the Company and its subsidiaries. To date, no Awards have been granted under the Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None.

PENSION BENEFITS

We do not sponsor any qualified or non-qualified defined benefit plans.

NONQUALIFIED DEFERRED COMPENSATION

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our directors earned during 2006 for services as members of our Board.

                   Fees Earned or     Options          All Other
   Name            Paid in Cash($)    Awards($)    Compensation($)(1)   Total($)
   ----            ---------------    ---------    ------------------   --------
Lianqin Qu            36,000                0                            36,000
Tom Du                48,000           20,000                            48,000
Joseph Levinson       54,000           16,150                            54,000
Zhenyou Zhang              0            9,200                                 0

----------
(1) Our directors receive monthly cash compensation for their services as members of the Board of Directors. The aggregate amounts of perquisites and other personal benefits paid to the Company's directors in the year ended December 31, 2006 did not exceed $10,000.

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

On October 9, 2006, the Company entered into a Director and Chief Financial Officer service contract with Mr. Levinson, pursuant to which Mr. Levinson has agreed to act as the Company's director and Chief Financial Officer. Mr. Levinson's salary under the Director and Chief Financial Officer service contract is US$4,000 per month. In addition, Mr. Levinson shall be granted 40,000 shares of the Company's common stock, pending the completion of certain goals. During his term of employment Mr. Levinson has agreed not to engage in any business in direct competition with the Company, or seek any position from any company or individual who competes in business with the Company or any subsidiary or branch of the Company. Mr. Levinson has also agreed to certain confidentiality covenants regarding information obtained of the Company and any of its subsidiaries and branches. The Director and Chief Financial Officer service contract may be terminated upon any of the following events, unless otherwise determined by the Board of Directors: (a) Mr. Levinson is prohibited by any laws, regulations or rules from acting in any of his positions or he is no longer qualified to act in any position; (b) Mr. Levinson is unable to perform his duties for a period of three months due to health reasons; (c) Mr. Levinson commits a material breach and/or repeated and/or continual breach of his obligations under the Director and Chief Financial Officer service contract;
(d) Mr. Levinson is guilty of any serious misconduct or serious neglect in the discharge of his duties; (e) Mr. Levinson's actions or omissions bring the name or reputation of the Company or any subsidiary or branch of the Company into serious disrepute or prejudice; (f) Mr. Levinson is or becomes of unsound mind or becomes a patient for the purpose of any laws relating to mental health; (g) Mr. Levinson is sued for criminal liability or convicted of any criminal offense other than an offense which in the reasonable opinion of the Board of Directors does not affect his position with the Company; (h) Mr. Levinson is removed from his position by the Board of Directors; or (i) Mr. Levinson leaves the service of the Company in accordance with the Company's Certificate of Incorporation. There is no expiration date of this Director and Chief Financial Officer service contract. This Director and Chief Financial Officer service contract terminates and supersedes the Chief Financial Officer service contract entered into on January 1, 2006 by and between the Company and Mr. Levinson.

On October 9, 2006, the Company entered into a Director service contract with Mr. Zhenyou Zhang, pursuant to which Mr. Zhang has agreed to serve as the Company's director. Under the Director service contract, Mr. Zhang shall be paid a fee of $2,000 per month. In addition, Mr. Zhang shall be granted 80,000 shares of the Company's common stock, pending the completion of certain goals. During his term as a director of the Company, Mr. Zhang has agreed not to engage in any business in direct competition with the Company, or seek any position from any company or individual who competes in business with the Company or any subsidiary or branch of the Company. Mr. Zhang has also agreed to certain confidentiality covenants regarding information obtained of the Company and any of its subsidiaries and branches. The Director and Chief Financial Officer service contract may be terminated upon any of the following events, unless otherwise determined by the Board of Directors: (a) Mr. Zhang is prohibited by any laws, regulations or rules from acting in any of his positions or he is no longer qualified to act in any position; (b) Mr. Zhang is unable to perform his duties for a period of three months due to health reasons; (c) Mr. Zhang commits a material breach and/or repeated and/or continual breach of his obligations under the Executive Employment Contract; (d) Mr. Zhang is guilty of any serious misconduct or serious neglect in the discharge of his duties; (e) Mr. Zhang's actions or omissions bring the name or reputation of the Company or any subsidiary or branch of the Company into serious disrepute or prejudice; (f) Mr. Zhang is or becomes of unsound mind or becomes a patient for the purpose of any laws relating to mental health; (g) Mr. Zhang is sued for criminal liability or convicted of any criminal offense other than an offense which in the reasonable opinion of the Board of Directors does not affect his position with the Company;
(h) Mr. Zhang is removed from his position by the Board of Directors; (i) Mr. Zhang leaves the service of the Company in accordance with the Company's Certificate of Incorporation; or (j) Mr. Zhang fails to attend three consecutive meetings of the Board of Directors. There is no expiration date of this Director service contract.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 28, 2007, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                                  Number of         % of Common
                                                    Shares             Stock
                                                 Beneficially       Beneficially
Name and Address of Beneficial Owner (1)           Owned (2)          Owned (3)
----------------------------------------           ---------          ---------
Lianqin Qu                                        14,762,951 (4)         63.5
Xiaobo Sun                                                 0                0
Tom Du                                                     0                0
Joseph J. Levinson                                         0                0
Zhenyou Zhang                                      5,000,000            21.51
All officers and directors
 as a group (four persons)                        19,762,951            84.96

----------
(1) Except as otherwise indicated, the address of each beneficial owner is c/o Global Pharmatech, Inc., 89 Ravine Edge Drive, Richmond Hill, Ontario, Canada L4E 4J6.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)  Based on 23,247,935 shares outstanding.
(4) Includes 13,738,264 shares as to which Ms. Qu holds irrevocable proxies given by stockholders who acquired shares of our common stock in the acquisition of Natural Pharmatech, and as to which Ms. Qu disclaims beneficial ownership and 1,024,687 shares held by Dong Yuan Investment (HK) Limited, of which Ms. Qu may be deemed to be the control person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

As of December 31, 2006, the Company has the following amounts due from and to related parties:

             ADVANCES DUE FROM RELATED PARTIES
             Xiao Bo Sun                               23,508
             Yu Ming Li                                34,594
             STOCKHOLDERS
             Min Yun Peng                               7,033
             Dong Hai Zhang                             1,285
                                                      -------
             TOTAL                                    $66,420
                                                      =======
             ADVANCES DUE TO RELATED PARTIES
             Yu Qi Li                                   2,880
                                                      -------

             TOTAL                                    $ 2,880
                                                      =======

These balances have no stated terms for repayment and are not interest bearing.

Xiao Bo Sun is the former CEO of the Company.

Yu Ming Li is the brother in law of the chairwoman of the company.

Min Yun Peng is a shareholder of the Company.

Yu Qi Li is the spouse of the chairwoman of the company.

Donghai Zhang is employed by Natural Pharmatech China, and owns more than 5% of the Company's issued shares.

In May, 2006, the Company won a judgment of approximately $410,000 from the Chinese Court of Final Appeal related to litigation involving the transfer of drug technology to a research hospital. The Company's outside (PRC) counsel advised the Company's management in July 2006 that the Company would receive the money from the research hospital by the end of August 2006. However, the money was not received by such date.

In early November 2006, a three-way legal arrangement was entered into between the Company, the research hospital, and the spouse of the chairperson of our Company. In exchange for waiving a pre-existing debt between the research hospital and the spouse of our Company's chairperson, the spouse undertook to pay the $410,000 judgment on behalf of the research hospital to our Company. As of December 4, 2006, the judgment had been paid in full.

On April 28, 2006, the Company entered into a subscription agreement with Zhengyou Zhang for the private sale of 5,000,000 shares of its common stock for $5,000,000. At the time, Mr. Zhang was not a director of the Company. The transaction was made in reliance on the provisions of Regulation S and Regulation D under the Securities Act of 1933 and on Section 4(2) of the Act.

None of our directors are independent under the standards used by any national securities exchange.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit
 Number                            Description
 ------                            -----------
3(i) Certificate of incorporation of the registrant. Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 filed with the SEC on August 17, 2001.*

3(ii) By-laws of the registrant. Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 filed with the SEC on August 17, 2001.*

10.1 Share Purchase Agreement, dated as of January 24, 2005, by and among Autocarbon, Inc., Natural Pharmatech, Inc. and the shareholders of Natural Pharmatech, Inc. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on January 28, 2005.*

10.2 Executive Employment Agreement dated February 8, 2005 with Xiaobo Sun. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

10.3 Executive Services Agreement dated February 8, 2005 with Lianqin Qu. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

10.4 Director and Chief Technology Officer service contract dated February 14, 2005 with Tom Du. Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

10.5 Chief Financial Officer service contract dated January 1, 2006 with Joseph J. Levinson. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 5, 2006.*

10.6 Executive Employment Agreement dated February 8, 2005 with Zhuojun Li. Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

10.7 Director Service Contract by and between the Company and Mr. Zhengyou Zhang, dated October 9, 2006. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 11, 2006.*

10.8 Director and Chief Financial Officer Service Contract by and between the Company and Mr. Joseph J. Levinson, dated October 9, 2006. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 11, 2006.*

16.1 Letter of Russell Brennan, dated February 11, 2005. Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed with the SEC on February 28, 2005.*

16.2 Letter of Aaron Stein, dated April 25, 2005. Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K dated April 20, 2005, filed with the SEC on April 25, 2005.*

21      Subsidiaries of the registrant.*

31.1 Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2 Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

----------
*  Previously filed
** Filed herewith

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us by Moore Stephens P.C. for the fiscal years ended December 31, 2006 and 2005 were:

                                    2006            2005

     Audit Fees                   $               $76,943
     Audit Related Fees           $               $ 6,003
     Tax Fees                     $               $     0
     All Other Fees               $               $     0
                                  ------          -------
     Total                        $               $82,946
                                  ======          =======

AUDIT FEES

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB, audit or management's assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

AUDIT RELATED FEES

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

TAX FEES

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

ALL OTHER FEES

There are no other fees to disclose.

APPROVAL OF SERVICES

The Board of Directors reviewed and approved all audit and non-audit services provided by Moore Stephens P.C. during the fiscal year ended December 31, 2006 and concluded that these services were compatible with Moore Stephens P.C. maintaining its independence.

PRE-APPROVAL POLICIES AND PROCEDURES

The prior approval of the Board of Directors is not required for all auditing services and non auditing services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLOBAL PHARMATECH, INC.


Date: April 17, 2007                By: /s/ Lianqin Qu
                                       -----------------------------------------
                                    Name:  Lianqin Qu
                                    Title: Chief Executive Officer and President


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

       Signature                                  Title                                 Date
       ---------                                  -----                                 ----

/s/ Lianqin Qu                      Chairwoman and Chief Executive Officer          April 17, 2007
--------------------------------
Lianqin Qu

/s/ Joseph J. Levinson              Director and Chief Financial Officer            April 17, 2007
--------------------------------
Joseph J. Levinson

/s/ Tom Du                          Director                                        April 17, 2007
--------------------------------
Tom Du

/s/ Zhenyou Zhang                   Director                                        April 17, 2007
--------------------------------
Zhenyou Zhang

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

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Global Pharmatech Inc.

We have audited the accompanying consolidated balance sheet of Global Pharmatech Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Pharmatech Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.


                                   /s/ Moore Stephens, P.C.
                                   --------------------------------
                                   Moore Stephens, P.C.
                                   Certified Public Accountants


New York, New York
April 16, 2007

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006


CURRENT ASSETS
  Cash                                                             $  5,555,155
  Notes Receivable                                                       42,093
  Accounts Receivable, net                                              965,420
  Related Party Receivable                                               66,420
  Inventories                                                         1,534,537
  Other Receivables and Prepayment, net                                1,007,393
  Prepaid Expenses                                                       20,759
                                                                   ------------
TOTAL CURRENT ASSETS                                                  9,191,777
                                                                   ------------

PROPERTY PLANT & EQUIPMENT, NET                                       6,350,812

LAND LEASE, NET                                                         458,217
CONSTRUCTION IN PROGRESS                                                 16,789
INTANGIBLE ASSETS                                                       120,006
                                                                   ------------

TOTAL ASSETS                                                       $ 16,137,601
                                                                   ============

CURRENT LIABILITIES
  Current Portion of Long-term Debt                                $    256,276
  Accounts Payable and Accrued Expenses                                 421,483
  Advance from Customers                                                107,894
  Other Payables and Accruals                                           455,561
  Taxes Payable                                                          50,218
  Other Current Liabilities                                             128,786
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             1,420,218
                                                                   ------------

LONG TERM DEBT                                                        2,620,417
                                                                   ------------

MINORITY INTEREST                                                     1,001,123
                                                                   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value .0001 per share
   5,000,000 shares authorized, no shares
   issued and outstanding
  Common Stock par value .0001 per share, 95,000,000 shares
   authorized, 23,247,935 issued and outstanding                          2,325
  Additional paid-in capital                                         11,374,300
  Appropriated Retained Earnings                                        237,052
  Unappropriated Retained Earnings                                     (960,663)
  Accumulated Other Comprehensive Income                                457,829
  Subscription Receivable                                               (15,000)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                           11,095,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 16,137,601
                                                                   ============

          See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005


                                                  2006                 2005
                                              ------------         ------------

Sales                                         $  2,375,511         $  3,085,175
Cost of Sales                                      788,560            1,400,014
                                              ------------         ------------

Gross Profit                                     1,586,951            1,685,161
                                              ------------         ------------
Operating Expenses
  Advertising                                       67,869              173,828
  Research and Development                         693,786              508,405
  Selling Expenses                                  89,042               91,980
  General and Administrative                     1,759,989            1,290,053
  Bad Debt                                         461,503
                                              ------------         ------------
                                                 3,072,189            2,064,266
                                              ------------         ------------

(Loss) from Operations                          (1,485,238)            (379,105)
                                              ------------         ------------
Other Income (Expenses)
Miscellaneous Income                               510,597              695,160
Interest Expense                                  (162,415)            (187,530)
                                              ------------         ------------
                                                   348,182              507,630
                                              ------------         ------------
Income(Loss) before Income Taxes and
 Minority Interest                              (1,137,056)             128,525
                                              ------------         ------------
Provision for Income Taxes
Current                                                  0                1,162
Deferred                                                 0                    0
                                              ------------         ------------

Income(Loss) Before Minority Interest           (1,137,056)             127,363

Minority Interest                                  (97,335)              73,332
                                              ------------         ------------

Net Income(Loss)                              $ (1,234,391)        $    200,695
                                              ============         ============
Earnings(Loss) Per Common Share
 Basic and Diluted                            $      (0.06)        $       0.01
                                              ============         ============

Weighted Average Common Shares Outstanding      21,581,268           17,658,543
                                              ============         ============
Other Comprehensive Income:
  Foreign Currency Translation Adjustment          457,829                    0
                                              ------------         ------------
  Comprehensive Income                        $    776,562         $          0
                                              ============         ============

          See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005

                                                          Common Stock                                   Accumulated
                                                    -------------------------            Paid-in        Comprehensive
                                                    Shares             Amount            Capital           Income
                                                    ------             ------            -------           ------
Balance at December 31, 2004                      17,118,752           $1,712          $5,470,690          $     0
                                                 -----------           ------          ----------          -------

Common Stock Issued for Cash                       1,114,183              111           1,264,110

Common Stock Issued, not Paid for                     15,000                2              15,000
                                                 -----------           ------           ---------          -------
Balance at December 31, 2005                      18,247,935            1,825           6,749,800

Common Stock Issued for Cash                       5,000,000              500           4,624,500

Common Stock Issued, not Paid for
Stock Subscription Receivable

Foreign Currency Translation Adjustment                                                                    457,829
                                                 -----------           ------         -----------         --------

Balance at December 31, 2006                     23,247,935            $2,325         $11,374,300         $457,829
                                                 ===========           ======         ===========         ========

                                                 Appropriated      Unappropriated         Stock
                                                   Retained           Retained         Subscription    Stockholders'
                                                   Earnings           Earnings          Receivable        Equity
                                                   --------           --------          ----------        ------

Balance at December 31, 2004                                           310,085                           5,782,487
                                                 ----------        -----------         ----------      -----------

Common Stock Issued for Cash                                                                             1,264,221

Common Stock Issued, Not Paid for                                                                           15,002

Stock Subscription Receivable                                                             (15,000)         (15,000)

Net Income                                           20,642            180,053                             200,695
                                                 ----------        -----------         ----------      -----------
Balance At December 31, 2005                         20,642            490,138            (15,000)       7,247,405

Issuance of Common Stock                                                                                 4,625,000

Reclassification of
 Appropriated Retained Earnings                     216,410           (216,410)


Comprehensive income                                                                                       457,829

Net Loss                                                            (1,234,391)                         (1,234,391)
                                                 ----------        -----------         ----------      -----------
Balance at December 31, 2006                     $  237,052        $  (960,663)        $  (15,000)     $11,095,843
                                                 ==========        ===========         ==========      ===========

          See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                                DECEMBER 31, 2006

                                                               2006                  2005
                                                            -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income(Loss)                                          $(1,234,391)          $   200,695
  Adjustments to reconcile net income to net
   cash used by operating activities
     Minority interest                                           97,335               (73,332)
     Bad debt                                                   461,503
     Loss on disposal                                             1,086
     Depreciation                                               509,518               503,093
     Amortization of land lease and intangible assets            28,841                27,077

DECREASE (INCREASE) IN OPERATING ASSETS
  Accounts receivable                                           660,799            (1,114,427)
  Related party receivable                                      558,489              (581,302)
  Notes Receivable                                              (41,114)
  Inventories                                                  (342,164)              (48,576)
  Other Receivable and prepayment                              (487,389)
  Prepaid expenses                                                3,559              (409,389)
  Other Current Assets                                                                 17,058

INCREASE (DECREASE) IN OPERATING LIABILITIES
  Accounts payable and accrued expenses                        (151,603)               26,645
  Related party advance                                         (69,858)             (244,108)
  Advance from customers                                         38,475               (48,257)
  Other payables and accruals                                   148,687               (91,164)
  Income taxes payable                                           14,468               (27,673)
  Other liabilities                                              65,531                 3,331
                                                            -----------           -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                261,772            (1,860,329)
                                                            -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceed from disposal of fixed assets                          25,031
  Purchase of fixed assets                                     (399,133)             (363,431)
  Purchase of intangible assets                                                       (17,896)
  Puchase in Construction in progress                           (15,818)
                                                            -----------           -----------

NET CASH (USED) BY INVESTING ACTIVITIES                        (389,920)             (381,327)
                                                            -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowing                              250,313            (1,362,900)
Net change in long term borrowing                               (50,063)            2,583,315
Contributions from minority interest                                                  247,800
Proceeds from common stock                                    4,625,000             1,264,110
                                                            -----------           -----------
                                                              4,825,250             2,732,325
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES
                                                            -----------           -----------
Effect of exchange rate changes on cash                         167,218                 7,242

NET INCREASE IN CASH                                          4,697,102           $   497,911

CASH AT BEGINNING OF YEAR                                       690,835           $   192,924
                                                            -----------           -----------
CASH AT END OF YEAR                                           5,555,155           $   690,835
                                                            ===========           ===========
Supplemental Data Cash paid during the year for:
  Interest                                                      163,021           $   187,530
                                                            ===========           ===========
  Income taxes                                                   21,838           $   172,005
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority-owned subsidiaries as of December 31, 2006 and for the year then ended. The comparative consolidated financial statements for the year ended December 31, 2005 are those of Natural Pharmatech China and its subsidiaries for the whole year and Global from February 9, 2005, the date of Global's acquisition of the subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

C. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2006 the Company did not have any cash equivalents.

D. INVENTORY

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method. Overhead has been allocated to inventory.

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

G. REVENUE RECOGNITION

Contract revenues earned from the transfer of technology (licensing arrangements) are recognized in accordance with contract terms. Such revenues were approximately $1,232,000 and $1,150,000 for the years ended December 31, 2006 and 2005, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues were approximately $16,600 and $241,000 for the years ended December 31, 2006 and 2005, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. Such revenues were approximately $1,220,000 and $1,694,000 for the years ended December 31, 2006 and 2005, respectively.

Government grants are recognized as other income upon receipt. Such revenues were approximately $167,000 and $695,160 for the years ended 2006 and 2005, respectively.

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

I. FOREIGN CURRENCY TRANSLATION

The functional currency of Natural Pharmatech China and its subsidiaries is the Chinese Yuan (RMB) and their reporting currency is the US dollar. Natural Pharmatech China's consolidated balance sheet accounts are translated into US dollars at the period-end exchange rate and all revenue and expenses are translated into U.S. dollars at the average exchange rate prevailing during the period in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations affecting transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The transaction gains and losses were immaterial for the years ended December 31, 2006 and 2005.

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

L. ADVERTISING COSTS

Advertising costs are charged to operations when incurred. Advertising costs for each of the years ended December 31, 2006 and 2005 are approximately $68,000 and $173,800, respectively.

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

At December 31, 2006 and 2005, there were no common stock equivalents.

N. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable, related party receivables and other receivables that are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2006, the allowance for doubtful accounts are approximately $190,700 for accounts receivable, $37,600 for related party receivable and $233,130 for other receivables.

O. APPROPRIATED RETAINED EARNINGS

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate 15% of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated financial statements as appropriated retaining earnings and which, at December 31, 2006, had a $237,502 balance.

3. INVENTORY

Inventory is comprised of the following:

                            December 31, 2006
                            -----------------
     Raw materials             $  199,022
     Work in progress             833,759
     Finished goods               501,756
                               ----------

     Total                     $1,534,537
                               ==========

4. OTHER CURRENT LIABILITIES

Other current liabilities consist of approximately $89,400 of salaries payable, $32,800 of benefits payable and $6,600 of deferred Chinese taxes.

5. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

                                                    December 31, 2006
                                                    -----------------
     Office equipment                                   $  167,852
     Machinery and equipment                             2,542,007
     Machinery and equipment pledged
      as security to creditor                              383,005
     Furniture and fixtures                                 11,446
     Computer equipment                                     75,866
     Vehicles                                               49,884
     Buildings and improvements                          2,312,968
     Buildings pledged as security to creditor           2,800,439
     TOTAL AT COST                                       8,343,467
                                                        ----------
     ACCUMULATED DEPRECIATION AND AMORTIZATION           1,992,655
                                                        ----------

     NET                                                $6,350,812
                                                        ==========

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was approximately $510,000 and $503,000, respectively.

Depreciation and amortization expenses included in research and development, and general and administrative expenses were approximately $319,000 and $191,000, respectively, for 2006. For 2005, such expenses were approximately $410,000, and $693,000, respectively.

6. INCOME TAXES

The deferred tax liability as of December 31, 2006 is immaterial and is included with other liabilities.

A reconciliation between taxes computed at the Chinese statutory rate of 15% and the Company's effective tax rate is as follows:

                                                       2006              2005
                                                     --------          --------
     Income tax(benefit) on pretax income(loss)
      at statutory rate                              $(393,700)        $ 30,020
     Effect of  income tax exemption                 $ 393,700         $(28,858)
     Income tax at effective rate                    $       0         $  1,162

As at December 31, 2006, the Company had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $1,033,000 that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has recorded a valuation allowance to reduce deferred tax asset of approximately $296,800 associated with the net operating loss carryforwards to zero at December 31, 2006.

Additionally, as of December 31, 2006 and 2005, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $848,000 and $447,000, respectively. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has recorded a valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero at December 31, 2006. These tax losses yield deferred tax assets of approximately $67,000 and $18,000, respectively, as of December 31, 2006 and 2005. Valuation allowance of an equal amount has been recorded as of December 31, 2005.The valuation allowance has increased approximately $49,000 from 2005 to 2006.

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

The Company is still in the full-tax-exemption period for the Chinese subsidiaries which reported positive net income for the year ended December 31, 2006, and therefore no tax was due for the period. The only subsidiary that is currently subject to tax, YCT, incurred a net loss for the period, and therefore no tax was due.

7. CONCENTRATIONS AND CREDIT RISK

The Company operates principally in China and grants credit to customers located there. Although China is considered economically stable, it is possible that unanticipated events there or in foreign countries could disrupt the Company's operations.

At December 31, 2006, the Company has a credit risk exposure of uninsured cash in banks of approximately $5,555,155. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the year ended December 31, 2006, one customer accounted for more than 10% of sales at $ 250,000 (10%). For 2005, one customer accounted for $854,701 of sales (28%).

8. LONG-TERM DEBT

The Company has two long-term loans from two separate financial institutions totaling approximately $2,620,417 at December 31, 2006. The weighted average interest rate of these loans at December 31, 2006 was approximately 6.18 percent. One loan, secured by Natural Pharmatech China's office building, is for approximately $2,306,480 and matures in one lump sum payment on November 15, 2008. The other loan is for approximately $313,937. Total annual principal payments on both loans for the years ending December 31are as follows:

                    Amounts Due
                    -----------
      2008          $2,473,059
      2009             147,358
                    ----------
     Total          $2,620,417
                    ==========

Interest expense and related service charges were $162,415 and $187,530 for the years ended December 31, 2006 and 2005, respectively.

9. RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company has the following amounts due from and to related parties:

     ADVANCES DUE FROM RELATED PARTIES
     Xiao Bo Sun                               23,508
     Yu Ming Li                                34,594
     STOCKHOLDERS
     Min Yun Peng                               7,033
     Dong Hai Zhang                             1,285
                                              -------
     TOTAL                                    $66,420
                                              =======
     ADVANCES DUE TO RELATED PARTIES
     Yu Qi Li                                   2,880
                                              -------

     TOTAL                                    $ 2,880
                                              =======

These balances have no stated terms for repayment and are not interest bearing.

Xiao Bo Sun is the former CEO of the Company.

Yu Ming Li is the brother in law of the chairwoman of the company.

Min Yun Peng is a shareholder of the Company.

Yu Qi Li is the spouse of the chairwoman of the company.

Donghai Zhang is employed by Natural Pharmatech China, and owns more than 5% of the Company's issued shares.

10. UNREGISTERED SALES OF EQUITY SECURITIES

During the year, the company issued 5,000,000 shares for aggregate net proceeds of $5,000,000. A separate SB-2 was filed with the SEC for 1 million of these 5 million shares in January 2007. This SB-2 was declared effective in January 2007.

11. INTANGIBLE ASSETS

The Company's intangible assets of approximately $187,700 consist primarily of purchased technology and self-developed patents. No patent has any significant residual value. Each patent has an estimated useful life of twenty years but the legal rights are limited to ten years by the Chinese government, therefore, the Company uses ten years as its amortization period. Amortization expense was approximately $18,700 and $18,300 for 2006 and 2005, respectively.

The accumulated amortization was approximately $67,700 and $47,000 as of December 31, 2006 and 2005, respectively. Amortization for each of the next five years is estimated to be $18,700 each year.

12. EMPLOYEE BENEFITS

The Company is required by statutory Chinese employment laws to fund certain government sponsored employee benefits. The expense incurred by the Company for the years ended December 31, 2006 and 2005 was approximately $41,000 and $32,000, respectively.

13. INCENTIVE STOCK OPTION PLAN

On December 26, 2006, the Company's stockholders adopted and approved the Company's 2006 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract and retain qualified individuals for positions of substantial responsibility with the Company and to provide incentives to such individuals to promote the success of the Company's business. The Plan will initially be administered by the Board of Directors of the Company. A maximum of 2,000,000 shares of Common Stock will be available for issuance pursuant to options, restricted stock, stock appreciation rights and/or performance stock (collectively, "Awards") under the Plan. Awards may be granted to all employees, officers and directors of and consultants or advisor to the Company and its subsidiaries. To date, no Awards have been granted under the Plan.

14. INVESTMENT IN LAND LEASE

As of December 31, 2006 the Company had a parcel of land leased from the Chinese government. The term of the lease is fifty years. The consideration under the agreement amounts to approximately $498,100. The Company classifies the leases as operating and therefore amortizes the cost using the straight-line method over the life of the lease. Rent expense was approximately $10,000 for the year ended December 31, 2006 and $8,650 for the year ended December 31, 2005. Accumulated amortization at December 31, 2006 was approximately $55,600. The estimated amount of amortization expense for each of the five succeeding fiscal years is $10,000 annually.

15. NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. We do not expect the adoption of fin 48 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

16. GAIN CONTINGENCY

In late December 2006, the Company made a settlement based on a patent dispute. This dispute occurred as a result of the transfer of a patent to the Company by 13 individual shareholders. The shareholders originally transferred a patent to the Company in exchange for shares. The patent later proved to be worthless. To settle this issue, the shareholders have agreed to open brokerage accounts in the U.S. and sell an aggregate total of 93,750 Company shares they individually own. The net proceeds of the sale of the shares will be paid to the Company to settle the dispute. Due to clerical issues in setting up overseas accounts, the shares had not yet been sold by the end of the first quarter 2007. The Company expects the shares to be sold by the end of the second quarter of 2007, netting approximately $90,000.

17. OTHER RECEIVABLE AND PREPAYMENT

Other receivables and prepayment consists largely of short term advances made to customers, suppliers and other entities which the company has or expects to conduct business.

18. SUBSEQUENT EVENTS

None.