Form 10QSB
period 2007-03-31
Global Pharmatech, Inc.
filed 2007-05-21
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 23,247,935 shares of the Company's common stock, par value $0.0001 per share, outstanding as of April 27, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION .............................................   3

Item 1. Financial Statements and Notes thereto .............................   3

Item 2. Management's Discussion and Analysis or Plan of Operation ..........  11

Item 3. Controls and Procedures ............................................  14

PART II - OTHER INFORMATION ................................................  15

Item 1. Legal Proceedings ..................................................  15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........  15

Item 3. Defaults Upon Senior Securities ....................................  15

Item 4. Submission of Matters To a Vote of Security Holders ................  15

Item 5. Other Information ..................................................  15

Item 6. Exhibits ...........................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Global Pharmatech Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2007

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  5,410,616
  Notes Receivable                                                       42,437
  Accounts receivable, net                                              369,503

  Related party receivable                                               87,695
  Inventories                                                           743,067
  Other current assets                                                1,018,229
  Current assets of discontinued operations                           1,327,554
                                                                   ------------
      Total Current Assets                                            8,999,101
                                                                   ------------

PROPERTY, PLANT & EQUIPMENT, net                                      4,557,240
LAND LEASE, net                                                         399,243
CONSTRUCTION IN PROGRESS                                                 20,062
INTANGIBLE ASSETS, net                                                  124,940
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                          1,882,767
                                                                   ------------
                                                                      6,984,252
                                                                   ------------
      Total Assets                                                 $ 15,983,353
                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    267,488
  Advances from customers                                               117,119
  Other payables and accruals                                            11,859
  Taxes Payable                                                          59,583
  Other current liabilities                                              74,919
  Current liabilities of discontinued operations                        677,242
                                                                   ------------
      Total Current Liabilities                                       1,208,210

LONG-TERM BORROWINGS                                                  2,325,311
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS                       316,500
MINORITY INTEREST                                                     1,093,907
MINORITY INEREST IN DISCONTINUED OPERATIONS                              49,231

STOCKHOLDERS' EQUITY
  Preferred stock par value $ 0.0001 per share, 5,000,000
   shares authorized, no shares issued and outstanding
  Common stock par value $ 0.0001 per share, 95,000,000
   shares authorized, 23,247,935 shares issued and outstanding            2,325
  Additional paid in capital                                         11,374,300
  Appropriated retained earnings                                        237,052
  Unappropriated retained earnings                                   (1,235,805)
  Accumulated other comprehensive income                                627,326
  Subscription receivable                                               (15,000)
                                                                   ------------
      Total Stockholders' Equity                                     10,990,194
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $ 15,983,353
                                                                   ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     Global Pharmatech Inc. and Subsidiaries
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2007 and 2006

                                   (Unaudited)

                                                            2007                   2006
                                                        ------------           ------------
SALES                                                   $    470,959           $    688,470
COST OF SALES                                                205,441                228,236
                                                        ------------           ------------
GROSS PROFIT                                                 265,518                460,234
                                                        ------------           ------------
OPERATING EXPENSES
  Advertising                                                  3,254                  6,295
  Research and development                                   119,534                171,647
  Selling expenses                                            22,421                 43,084
  General and administrative expenses                        293,787                481,077
                                                        ------------           ------------
                                                             438,996                702,103
                                                        ------------           ------------
LOSS FROM OPERATIONS                                        (173,478)              (241,869)
                                                        ------------           ------------
OTHER INCOME (EXPENSES)
  Miscellaneous Income (Expenses)                             (3,982)                37,280
  Interest expense                                           (43,987)               (41,726)
                                                        ------------           ------------
                                                             (47,969)                (4,446)
                                                        ------------           ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST              (221,447)              (246,315)

PROVISION FOR INCOME TAXES
  Current                                                          0                      0
  Deferred                                                         0                      0
                                                        ------------           ------------
LOSS BEFORE MINORITY INTEREST                               (221,447)              (246,315)
MINORITY INTEREST                                             (4,338)                (4,553)
                                                        ------------           ------------
LOSS FROM CONTINUING OPERATIONS                             (225,785)              (250,868)
                                                        ------------           ------------
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                (49,396)

NET LOSS                                                $   (275,146)          $   (250,868)
                                                        ============           ============

BASIC NET LOSS PER SHARE
  CONTINUING OPERATIONS                                 $      (0.01)          $      (0.01)
  DISCONTINUED OPERATIONS                                       0.00
                                                        ------------           ------------
                                                        $      (0.01)          $      (0.01)
                                                        ============           ============
DILUTED NET LOSS PER SHARE
  CONTINUING OPERATIONS                                 $      (0.01)          $      (0.01)
  DISCONTINUED OPERATIONS                                       0.00
                                                        ------------           ------------
                                                        $      (0.01)          $      (0.01)
                                                        ============           ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                23,247,935             18,247,935
                                                        ============           ============
Net Loss                                                    (275,146)              (250,868)
Foreign Currency Translation                                 169,497
                                                        ------------           ------------
Comprehensive Income                                    $   (105,649)          $   (250,868
                                                        ============           ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     Global Pharmatech Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2007 and 2006

                                   (Unaudited)

                                                                      2007                  2006
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from continuing operations                                  $  (225,785)          $  (250,868)
  Adjustments to reconcile net income to net cash used by
   operating activities:
     Minority interest                                                   4,338                 4,553
     Depreciation                                                       90,455               126,000
     Amortization of land lease and intangible assets                    8,179                 6,800
  Changes in operating assets and liabilities Decrease
   (Increase) in operating assets:
     Accounts receivable                                              (316,497)               83,529
     Related party receivable                                          (20,234)               52,748
     Notes Receivable                                                     (344)                    0
     Inventories                                                       251,025
     Prepaid expenses                                                   14,993               (12,758)
     Other current assets                                             (105,697)               84,979
  Increase (Decrease) in operating liabilities:
     Accounts payable and accrued expenses                             233,556              (134,688)
     Related party payable                                             (57,630)
     Advance from customers                                             27,663                68,144
     Other payable and accruals                                         46,624               (64,129)
     Taxes payable                                                      (7,847)                2,502
     Other liabilities                                                   3,000                 3,726
                                                                   -----------           -----------
         Net Cash Provided by Operating Activities                       3,429                80,349
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                            (116,586)             (217,867)
  Purchase of intangible                                               (15,812)
  Construction in progress                                             (11,439)
                                                                   -----------           -----------
         Net Cash Used by Investing Activities                        (143,837)             (217,867)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term borrowings                                 (256,276)
  Long-term borrowings                                                  18,832
  Contributions from minority interest                                 191,105
                                                                   -----------           -----------
         Net Cash Used by Financing Activities                         (46,339)
                                                                   -----------           -----------
Effect of exchange rate changes on cash                                 43,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (143,162)             (137,518)

CASH AND CASH EQUIVALENTS, beginning of period                       5,553,778               690,835
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                           $ 5,410,616           $   553,317
                                                                   ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                    $    43,987           $    41,726
                                                                   ===========           ===========
  Income taxes paid                                                $         0           $         0
                                                                   ===========           ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

    Notes to the Unaudited Consolidated Financial Statements March 31, 2007

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

During the quarter Natural Pharmatech China and Natural purchased 50% and 25%, respectively, of the equity interest in Jilin Biotech Co., Ltd ("BIO"), a Chinese company, for $3,000,000 Hong Kong dollars (approximately $385,000). The 25% owner invested 1,000,000 Hong Kong dollars. The US$ equivalent of approximately $140,275 is included with contributions from minority interest in financing activities in the March 31, 2007 statement of cash flows. BIO was principally an inactive shell at the time of the acquisition and its main business will be to manufacture and sell dietary supplements.

2. Summary of Significant Accounting Policies

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as reported in Form 10-KSB.

b. Inventory

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method. Certain inventory goods purchased are subject to spoilage within a short period of time while in possession of the Company. Inventory costs do not exceed net realizable value.

c. Revenue Recognition

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $145,071 and $364,742 in 2007 and 2006, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $0 and $0 in 2007 and 2006, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $325,888 and $323,728 in 2007 and 2006, respectively.

Government grants are recognized as other income upon receipt. These revenues are $0 and $37,280 in 2007 and 2006, respectively.

d. Foreign Currency Translation

The functional currency of Natural Pharmatech China and its subsidiaries is the Chinese Yuan [RMB] and their reporting currency is the US dollar. Natural Pharmatech China's consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The transaction gains and losses were immaterial for the periods ended March 31, 2007 and 2006..

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

e. Appropriated retained earnings

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate ten of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated balance sheet as appropriated retained earnings and which, at March 31, 2007, had a balance of $237,052.

3. Inventory

Inventory is comprised of the following:

                                     March 31, 2007
                                     --------------
     Raw materials                     $  184,692
     Work in progress                  $  271,552
     Finished goods                    $  286,823
                                       ----------
     Total                             $  743,067
                                       ==========

4. Other Current Liabilities

The account comprises salaries and benefits payable to employees.

5. Property and Equipment

Property and equipment is comprised of the following:

                                                           March 31, 2007
                                                           --------------
     Office equipment                                        $  159,104
     Machinery and Equipment                                  1,955,287
     Furniture and Fixtures                                       4,295
     Computer equipment                                          58,998
     Vehicles                                                   109,513
     Buildings and improvements                                 591,274
     Buildings pledged as security to creditor                2,821,820
                                                             ----------
     TOTAL AT COST                                            5,700,291
                                                             ----------

          ACCUMULATED DEPRECIATION AND AMORTIZATION           1,143,051
                                                             ----------

          NET                                                 4,557,240
                                                             ==========

Depreciation and amortization expense for each of the three months ended March 31, 2007 and 2006 was approximately $90,000 and $126,000 , respectively.

6. Income Taxes

The deferred tax liability as of March 31, 2007 is immaterial and is included with other liabilities.

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

Natural Pharmatech China's Chinese subsidiary, BIO, is a foreign joint venture, so the income tax rate is 15%.

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

At March 31, 2007, the Company has a credit risk exposure of uninsured cash in banks of $5,410,616.. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the three months ended March 31, 2007, two customers accounted for $191,347 (41%) of total sales as follows: Customer A at $126,755 (27%), Customer B at $64,592 (14%).

For the three months ended March 31, 2006, three customers accounted for $368,368 (53%) of total sales as follows: Customer A at $161,545 (23%), Customer B at $124,265 (18%), Customer C at $82,558 (12%).

8. Debt

The Company has one long-term loans from one financial institutions totaling approximately $2,325,311 at March 31, 2007. The weighted average interest rate of these loans at March 31, 2007 was approximately 6.18 percent. The loan, secured by Natural Pharmatech China's office building, and matures in one lump sum payment on November 15, 2008.

Interest expense and related service charges were approximately $44,000 and $41,700 for the three months ended March 31, 2007 and 2006, respectively.

9. Related Party Transactions

As of March 31, 2007, the Company has the following amounts due from and to related parties:

     Advances Due From Related Parties
       Xiao Bo Sun                            $ 35,327

     Stockholders
       Yun Pen Min                            $  5,152
       Ben Ji Wang                            $ 42,045
       Dong Hai Zhang                         $  5,171
                                              --------

     Total                                    $ 87,695
                                              ========

Donghai Zhang is employed by Natural Pharmatech China, and owns more than 5% of the Company's issued shares.

Xiao Bo Sun is the Company's former president.

These balances have no stated terms for repayment and are not interest bearing.

10. Sale of Subsidiary

Due to consistent operating losses at its YCT subsidiary, in March 2007, the Company's Board of Directors approved a plan to sell to sell the Natural Pharmatech China's 95% equity interest in YCT to Mr. Daojun Wang at for a price of RMB9,000,000 (approximately $1,163,000). On May 11, 2007, the Company and Mr. Wang signed the Equity and Liability Transfer Agreement. The following table details the payment schedule for the sale:

           Due Date                                      Amount Due (in RMB)
           --------                                      -------------------
     3 days after signing this agreement                       500,000
     May 30, 2007                                              500,000
     November 30, 2007                                       1,000,000
     May 30, 2008                                            1,000,000
     November 30, 2008                                       1,000,000
     May 30, 2009                                            1,000,000
     November 30, 2009                                       1,000,000
     May 30, 2010                                            1,000,000
     November 30, 2010                                       1,000,000
     May 30, 2011                                            1,000,000

The accompanying financial statements present YCT as discontinued operations. The sales price has been discounted at a 5% rate for the long-term payments.

11. Subsequent Events

In March, 2007, the Company has signed a transfer agreement with Jilin Xiuzheng Pharmaceuticals, Co. Ltd ("Xiuzheng") to transfer its new product Guanxinkang Capsules.. The aggregate value of the transfer is $335,878, including $38,700 of revenue realized in this quarter, with approximately $297,300 of revenue to be realized in the future.

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

Natural Pharmatech was formed on February 2, 2004 under the laws of the British Virgin Islands. Natural Pharmatech was formed as a holding company to own the five subsidiaries that made up Natural Pharmatech's business operations. Natural Pharmatech (Jilin China) Co., Ltd. ("Natural Pharmatech China" or "JTY") is a wholly owned subsidiary of Natural Pharmatech located in Changchun in Jilin Province of China. Natural Pharmatech China originated as a research department within the Affiliated Hospital of Changchun Traditional Chinese Medicine College. It was organized as a separate private for-profit entity in February2001.

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

On March, 2007, Natural Pharmatech China, through direct investment, acquired a 50% equity interest in Jilin Biotech Co., Ltd ("BIO"). Natural purchased another 25% equity interest in BIO. The Company currently holds 75% of equity interest of BIO. BIO's main business is to manufacture and sell dietary supplements.

Since inception, our revenues have been mainly generated from technical-related services, including the sale of patents and research services. We have recently sought to increase revenues from sales of goods, through the operations of our two manufacturing subsidiaries, BCT.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006.

REVENUE

Revenues for the three months ended March 31, 2007 were $470,959, a decrease of 31% from $688,470 for the same quarter of 2006. The main reason of the decrease is that 1. we sold our subsidiary YCT, and YCT's income is not reflected in this quarter's financials; 2. we had less income from transfer of technology compared with the same quarter in 2006.

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $145,071 and $364,742 in 2007 and 2006, respectively. Main reason of the decrease is that we realized a larger amount of income for the transfer of technologies in the last year. This decrease is not essential.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $0 and $0 in 2007 and 2006, respectively..

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $325,888 and $323,728 in 2007 and 2006, respectively. The main reason for the increase is that BCT put more effort into its marketing during the quarter, which resulted in an increase in sales..

GOVERNMENT GRANTS

Government Grants were $0 for the three months ended March 31, 2007, a decrease of 100% from the $37,280 for the three months ended March 31, 2006. Government grants are opportunistically granted and therefore will fluctuate widely from quarter to quarter.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

R&D expenses were $119,534, a decrease of 30% from the $171,647 for the same quarter last year. This decrease was due to the refinement of our research project management.. After the refinement, we were able to concentrate our efforts in the projects that have better market potential, therefore the overall R&D expense has decreased.

GROSS PROFIT

Gross profit was $265,518, a decrease of 42% from the $460,234 reported in the same period last year. The main reason for the decrease is that we had less income from technology transfer compared to the same quarter in 2006. The income from transfer of technology is not steady, as we had a relatively large amount of income from a single transfer of technology in the first quarter of 2006, however, there was not any transfer of technology which resulted in similar amount in the first quarter of 2007.

GROSS PROFIT PERCENTAGE

Gross profit percentage decreased from 67% in the first quarter of 2006 to 56% in the first quarter of 2007. The main reason is that we had less income from transfer of technology in this quarter compared to the same quarter last year. Although we realized an increase in the sale of goods compared to the same quarter last year, the gross profit percentage for the sale of goods is much smaller than it is from the transfer of technology. This brings down the overall gross profit percentage.

OPERATING EXPENSES

Operating expenses decreased to $438,996 compared to $702,103 in the same period last year. The main reasons for the decrease are,:1) R&D expense decreased $52,113 compared to same quarter last year and 2) administrative expense decreased $187,290 compared to the same quarter last year. This is achieved through more efficient management.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we have cash of $5,410,616. For the three months then ended, we generated cash of $3,429 in our operating activities. The significant reasons for the provision of cash are:

1) the decrease in inventories of $251,025 ; 2) a increase in Accounts payable and accrued expenses of $233,556.. During this quarter, the Company used $116,586 towards purchasing machinery, and $256,276 paying off a short term loan. Contributions from minority interest were $191,105 during the period. We had no other material investing or financing activities.

We anticipate steady revenue growth over time, as drugs currently under development come to market. Additionally, we are also instituting procedures to create a more effective credit policy, and reduce our accounts receivable and shorten the aging of them. Additionally, the Company anticipates it will engage in certain merger and/or acquisition later in 2007 that may require substantial liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

                                    GLOBAL PHARMATECH, INC.


Date: May 21, 2007                  By: /s/ Lianqin Qu
                                       -----------------------------------------
                                    Name:  Lianqin Qu
                                    Title: President and Chief Executive Officer


Date: May 21, 2007                  By: /s/ Zongsheng Zhang
                                       -----------------------------------------
                                    Name:  Zongsheng Zhang
                                    Title: Chief Financial Officer