Form 10QSB
period 2007-06-30
Global Pharmatech, Inc.
filed 2007-08-14
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

There were 23,247,935 shares of the Company's common stock, par value $0.0001 per share, outstanding as of June 30, 2007.

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

PART II - OTHER INFORMATION.................................................. 14

     Item 1. Legal Proceedings............................................... 14

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 14

     Item 3. Defaults Upon Senior Securities................................. 14

     Item 4. Submission of Matters To a Vote of Security Holders............. 14

     Item 5. Other Information............................................... 14

     Item 6. Exhibits........................................................ 14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  4,996,159
  Accounts receivable, net                                              574,348
  Related party receivable                                               83,513
  Inventories                                                         1,117,615
  Other receivables and prepayments, net                              2,247,189
                                                                   ------------
      Total Current Assets                                            9,018,824
                                                                   ------------
PROPERTY, PLANT & EQUIPMENT, net                                      4,599,647
LAND LEASE, net                                                         403,915
CONSTRUCTION IN PROGRESS                                                 26,430
INTANGIBLE ASSETS, net                                                  131,719
                                                                   ------------
                                                                      5,161,711
                                                                   ------------
      Total Assets                                                 $ 14,180,535
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 295,715
  Advances from customers                                               119,205
  Other payables and accruals                                           297,458
  Taxes payable                                                          40,149
  Other current liabilities                                              50,931
                                                                   ------------
      Total Current Liabilities                                         803,458

LONG-TERM LOAN                                                        2,366,082

MINORITY INTEREST                                                     1,115,362

STOCKHOLDERS' EQUITY
  Preferred stock par value $0.0001 per share, 5,000,000
   shares authorized, no shares issued and outstanding
  Common stock par value $0.0001 per share, 95,000,000
   shares authorized, 23,247,935 shares issued and outstanding            2,325
  Additional paid in capital                                         11,374,300
  Appropriated retained earnings                                        237,052
  Accumulated loss                                                   (2,325,628)
  Accumulated other comprehensive income                                622,584
  Subscription receivable                                               (15,000)
                                                                   ------------
Total Stockholders' Equity                                            9,895,633
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $ 14,180,535
                                                                   ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     GLOBAL PHARMATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          Six Months Ended June 30,         Three Months Ended June 30,
                                                        ----------------------------       ----------------------------
                                                            2007             2006              2007             2006
                                                        -----------      -----------       -----------      -----------
REVENUE                                                 $ 1,070,198      $ 1,155,187       $   599,239      $   621,439
COST OF REVENUE                                             366,704          213,553           161,263          144,580
                                                        -----------      -----------       -----------      -----------
GROSS PROFIT                                                703,494          941,634           437,976          476,859
                                                        -----------      -----------       -----------      -----------
OPERATING EXPENSES
  Advertising                                                27,554           34,822            24,300           23,480
  Research and development                                  385,387          234,153           265,853           62,506
  Selling expenses                                           77,968           21,312            55,547            4,221
  General and administrative expenses                       641,276          674,017           347,489          270,569
  Bad debt expense                                               --           37,472                --           37,472
                                                        -----------      -----------       -----------      -----------
                                                          1,132,185        1,001,776           693,189          398,248
                                                        -----------      -----------       -----------      -----------
INCOME (LOSS) FROM  OPERATIONS                             (428,691)         (60,142)         (255,213)          78,611
                                                        -----------      -----------       -----------      -----------
OTHER INCOME (EXPENSES)
  Miscellaneous income                                       14,180          469,055            18,419          429,785
  Interest expense                                          (83,794)         (86,169)          (39,807)         (50,214)
                                                        -----------      -----------       -----------      -----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
  DISCONTIUED OPERATIONS                                   (498,305)         322,744          (276,601)         458,182
                                                        -----------      -----------       -----------      -----------
MINORITY INTEREST                                            12,959           (1,780)           (8,621)            (203)
                                                        -----------      -----------       -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   (511,264)         320,964          (285,222)         457,979
                                                        -----------      -----------       -----------      -----------
Loss from discontinued operations                           (49,102)         (86,841)               --          (25,451)
Loss on sale of Jilin Yi Cao Tang Pharmacy
Co., Ltd. ("YCT")                                          (804,600)              --          (804,600)              --
                                                        -----------      -----------       -----------      -----------
LOSS FROM DISCONTINUED OPERATIONS                          (853,702)         (86,841)         (804,600)         (25,451)

NET INCOME (LOSS)                                       $(1,364,966)     $   234,123       $(1,089,822)     $   432,528
                                                        ===========      ===========       ===========      ===========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                 $     (0.02)     $      0.01       $     (0.01)     $      0.02
  Discontinued operations                                     (0.04)              --             (0.03)              --
                                                        -----------      -----------       -----------      -----------
                                                        $     (0.06)     $      0.01       $     (0.04)     $      0.02
                                                        ===========      ===========       ===========      ===========
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              23,247,935       19,936,268        23,247,935       21,624,602
                                                        ===========      ===========       ===========      ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     GLOBAL PHARMATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                                                  2007                  2006
                                                                              -----------           -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Income(loss) from continuing operations                                     $  (511,264)          $   320,964
  Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
     Minority interest                                                             12,959                 1,780
     Depreciation                                                                 162,309               164,579
     Bad debt expense                                                                  --                37,472
     Amortization of land lease and intangible assets                               4,589                35,000
  Changes in operating assets and liabilities
    Decrease (Increase) in operating assets:
       Accounts receivable                                                        (25,761)              433,482
       Notes receivable                                                            42,560
       Related party receivable                                                    23,772               433,387
       Inventories                                                                (96,427)             (293,376)
       Prepaid expenses                                                            15,159                67,687
       Other current assets                                                        19,975              (304,585)
  Increase (Decrease) in operating liabilities:
     Accounts payable and accrued expenses                                        114,335              (304,842)
     Related party payable                                                             --               (69,166)
     Advances from customers                                                       27,307               139,448
     Other payables and accruals                                                 (213,440)               (6,371)
     Other current liabilities                                                    (49,989)             (185,799)
                                                                              -----------           -----------
         Net Cash Provided (Used) by Continuing Operating Activities             (473,916)              469,660
                                                                              -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                       (114,457)             (146,247)
  Purchase of intangible assets                                                   (10,164)                   --
  Construction in progress                                                        (26,050)                   --
                                                                              -----------           -----------
         Net Cash Used by Investing Activities                                   (150,671)             (146,247)
                                                                              -----------           -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short term borrowings                                            (259,115)              250,178
  Common shares issued                                                                                4,625,000
  Capital contributions from minority interests                                   124,553                    --
                                                                              -----------           -----------
         Net Cash Provided (Used) by Financing Activities                        (134,562)            4,875,178
                                                                              -----------           -----------
Effect of discontinued operations                                                  65,725                    --

Effect of exchange rate changes on cash                                           135,805                    --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (557,619)            5,198,591

CASH AND CASH EQUIVALENTS, beginning of period                                  5,553,778               690,133
                                                                              -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                        4,996,159             5,888,724
                                                                              ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                               $    83,794           $    86,169
                                                                              ===========           ===========
  Income taxes paid                                                           $         0           $         0
                                                                              ===========           ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

     NOTE TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2007

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

During the first quarter,2007, Natural Pharmatech China and Natural purchased 50% and 25%, respectively, of the equity interest in Jilin Biotech Co., Ltd ("BIO"), a Chinese company, for $3,000,000 Hong Kong dollars (approximately $385,000). The 25% owner invested 1,000,000 Hong Kong dollars. The US$ equivalent of approximately $140,275 is included with contributions from minority interest in financing activities in the June 30, 2007 statement of cash flows.

On March 29, 2007, Natural Pharmatech China invested RMB 100,000 (approximately $13,145) to set up Changchun Jutai Dietary Supplements Sales Co., Ltd. ("Jutai Sales"), Natural Pharmatech China holds 100% of the ownership of Jutai Sales. Jutai Sales' main business is the sale, of Jutai and other dietary supplements. In the second quarter, Jutai Sales has opened one retail store.

On May 11, 2007, the Company entered into an Equity and Liability Transfer Agreement to sell Natural Pharmatech China's 95% equity interest in one of its Chinese subsidiaries, Jilin Yi Cao Tang Pharmacy Co., Ltd ("YCT") to Mr. Daojun Wang at for a price of RMB9,000,000 (approximately $1,163,000).

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

The accompanying unaudited consolidated financial statements as of June 30, 2007 and for the six and three month periods ended June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as reported in Form 10-KSB.

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

c. Revenue Recognition

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $252,584 and $777,082 for the six months ended June 30, 2007 and 2006, respectively. The contract revenues are $106,551 and $412,340 for the three months ended June 30, 2007 and 2006, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $33,341 and $24,198 for the six months ended June 30, 2007 and 2006, respectively. Such revenues are $33,341 and $24,198 for the three months ended June 30, 2007 and 2006, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $784,273 and $353,907 for the six months ended June 30, 2007 and 2006, respectively. The revenues earned are $459,347 and $184,901 for the three months ended June 30, 2007 and 2006, respectively.

Government grants are recognized as other income upon receipt. These revenues are $25,906 and $37,527 for the six months ended June 30, 2007 and 2006, respectively. These revenues are $25,906 and $0 for the six months ended June 30, 2007 and 2006, respectively. This revenue is included in Miscellaneous income (expense) on the statement of operations.

d. Foreign Currency Translation

The functional currency of Natural Pharmatech China and its subsidiaries is the Chinese Yuan [RMB] and its reporting currency is the U.S. dollar. Natural Pharmatech China's consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity. Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The transaction gains and losses were immaterial for the periods ended June 30, 2007 and 2006.

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

e. Appropriated retained earnings

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate ten percent of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated balance sheet as appropriated retained earnings and which, at June 30, 2007, had a balance of $237,052.

3. Inventory

Inventory is comprised of the following:

                                                 June 30, 2007
                                                 --------------
     Raw materials                                 $  187,315
     Work in progress                                 577,012
     Finished goods                                   353,288
                                                   ----------

     Total                                         $1,117,615
                                                   ==========

4. Other Current Liabilities

The account consists principally of approximately $38,800 of salaries and benefits payable to employees.

5. Property and Equipment

Property and equipment is comprised of the following:

                                                 June 30, 2007
                                                 -------------
     Office Equipment                              $  149,848
     Machinery and Equipment                        2,070,592
     Vehicles                                         114,418
     Computer Equipment                                78,556
     Furniture Fixtures                                25,981
     Building and improvement                         505,562
     Building Pledged as security creditor          2,869,791
                                                   ----------
     Total                                         $5,814,748
                                                   ----------

     Accumulated Depreciation                       1,215,101
                                                   ----------

     Net                                           $4,599,647
                                                   ==========

Depreciation and amortization expense for each of the six months ended June 30, 2007 and 2006 was approximately $162,000 and $221,000, respectively.

Depreciation and amortization expense for each of the three months ended June 30, 2007 and 2006 was approximately $72,000 and $96,000, respectively.

6. Income Taxes

The deferred tax liability as of June 30, 2007 is immaterial and is included with other liabilities.

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

Jutai Sales' income tax rate is 33%.

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

At June 30, 2007, the Company has a credit risk exposure of uninsured cash in banks of $4,966,159. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the six months ended June 30, 2007, two customers accounted for $297,105 (28%) of total sales as follows: Customer D at $167,505 (16%), Customer E at $129,600 (12%).

For the six months ended June 30, 2006, three customers accounted for $580,851 (50%) of total sales as follows: Customer A at $249,828 (22%), Customer B at $168,634 (15%), Customer C at $162,388 (13%).

8. Debt

The Company has one long-term loan from one financial institution totaling approximately $2,366,082 at June 30, 2007. The weighted interest rate of the loan at June 30, 2007 was approximately 6.75 percent. The loan is secured by Natural Pharmatech China's office building and matures in one lump sum payment on November 15, 2008.

On June 4, 2007, BCT, a subsidiary of Natural Pharmatech China, signed a new loan agreement with Changchun Merchant Bank Tongzhi Street Branch ("Changchun Merchant Bank") to obtain a loan of RMB 2,000,000. The funds were received on July 20, 2007 and, prior to receiving them, BCT settled the RMB 2,000,000 loan it previously had with Changchun Merchant Bank. Natural Pharmatech has pledged a building and land to secure this loan. Before signing this loan, which is the same collateral that secured the previous loan .

Interest expense and related service charges were approximately $84,000 and $86,000 for the six months ended June 30, 2007 and 2006, respectively.

Interest expense and related service charges were approximately $40,000 and $50,000 for the three months ended June 30, 2007 and 2006, respectively.

9. Related Party Transactions

As of June 30, 2007, the Company has the following amounts due from related parties:

     Advances Due From Related Parties
     Stockholders
       Yun Peng Min                           $  5,243
       Ben Ji Wang                              39,496
                                              --------
                                              $ 44,739

       Yuming Li                                38,774
                                              --------
       Total                                   $83,513
                                              ========

Yuming Li is the brother-in-law of the Company's chairwoman.

These balances have no stated terms for repayment and are not interest bearing.

10. Discontinued Operations

Due to consistent operating losses at its YCT subsidiary, in March 2007, the Company's Board of Directors approved a plan to sell Natural Pharmatech China's 95% equity interest in YCT to Mr. Daojun Wang for a price of RMB9,000,000 (approximately $1,163,000). On May 11, 2007, the Company and Mr. Wang signed the Equity and Liability Transfer Agreement. As of June 30, 2007, the above transfer has been executed, and YCT's ownership has been transferred to Mr. Wang. The Company has recorded a loss of $804,600 on the sale.

The following table represents the results of the discontinued operations and net of minority interest:

                                        Three Months Ended             Six Months Ended
                                             June 30,                       June 30,
                                     -----------------------        -----------------------
                                       2007          2006              2007          2006
                                     ---------     ---------        ---------     ---------
     Sales - YCT                     $      --     $   1,026        $ 138,606     $ 155,748
                                     =========     =========        =========     =========

     Loss from operations -YCT       $      --     $ (26,932)       $ (51,960)    $ (91,895)
                                     =========     =========        =========     =========
     Net loss from discontinued
      Operations - YCT               $      --     $ (25,451)       $ (49,102)    $ (86,841)
                                     =========     =========        =========     =========

     Loss on sale of YCT             $(853,702)    $      --        $(853,702)    $      --
                                     =========     =========        =========     =========

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

As of June 30, 2007, Natural Pharmatech China has five subsidiaries: BCT, Safety Evaluation Co., Ltd. ("JDE"). Jilin Biotech Co., Ltd ("BIO"), Changchun Jutai Dietary Supplements Sales Co., Ltd. ("Jutai Sales") and Changchun Xiandai Technology Inc. ("XD"). Natural Pharmatech China owns 75% of the shares of BCT, which was established in September 2002 as a Sino-foreign joint venture with BCT HK, a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type, and is capable of manufacturing 15 drugs in three forms. Our solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

On March, 2007, Natural Pharmatech China, through direct investment, acquired a 50% equity interest in Jilin Biotech Co., Ltd ("BIO"). Natural purchased another 25% equity interest in BIO. The Company currently holds 75% of equity interest of BIO. BIO's main business is to manufacture and sell dietary supplements.

On March 29, 2007, Natural Pharmatech China invested RMB 100,000 to set up Changchun Jutai Dietary Supplements Sales Co., Ltd. ("Jutai Sales"), Natural Pharmatech China holds 100% of the ownership of Jutai Sales. Jutai Sales' main business is the sale, of Jutai and other dietary supplements. In the second quarter, Jutai Sales has opened one retail store.

Until June 4, 2007, Natural Pharmatech China also owned 95% of the shares of YCT, which was established in September 2003. YCT was engaged in the manufacturing and sale of Chinese and Western medicine. On June 4, 2007, Natural Pharmatech China sold its 95% equity interest in YCT to Mr. Daojun Wang.

Since inception, our revenues have been mainly generated from technical-related services, including the sale of patents and research services. Sales from our BCT and BIO subsidiaries have grown steadily since the beginning of 2007.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND JUNE 30, 2006.

                                     REVENUE

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $252,584 and $777,082 and in 2007 and 2006, respectively. The decrease was primarily attributable to the effect of a major, disproportionately large contract in 2006. The Company did not experience a similar contract during the first six months of 2007.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $33,341 and $24,198 in 2007 and 2006, respectively. This increase was due to the inclusion of XD's revenue in 2007 where XD did not exist in the same period of 2006.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $784,273 and $353,907 in 2007 and 2006, respectively. This increase was due to the increased sales efforts, Jutai and some other TCM products that had higher than average sales growth.

                                GOVERNMENT GRANTS

Government Grants were $25,906 for the six months ended June 30, 2007, compared to $37,527 for the six months ended June 30, 2006. Government grants are opportunistically granted and therefore may fluctuate widely from period to period.

                    RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

R&D expenses were $385,387, as compared to $234,153 for the same period last year. The increase was principally due to the Company's widening scope and quantity of research and development projects, as the Company strives to develop more drugs.

                                  GROSS PROFIT

Gross profit in 2007 was $703,494, as compared to $941,634 as reported in the same period last year. The main reason for the decrease is that we had less income from technology transfer compared to the same period in 2006. The income from transfer of technology is not steady, as we had a relatively large amount of income from a single transfer of technology in the first half of 2006, however, there was no such transfer in the first half of 2007.

                             GROSS PROFIT PERCENTAGE

Gross profit percentage decreased from 82% in the first half of 2006 to 66% in the first half of 2007. The main reason is that we had less income from transfer of technology in this period compared to the same period last year. Although we realized an increase in the sale of goods compared to the same period last year, the gross profit percentage for the sale of goods is much smaller than it is from the transfer of technology. This brings down the overall gross profit percentage.

                               OPERATING EXPENSES

Operating expenses increased to $1,132,185 compared to $1,001,776 in the same period last year. The main reasons for the increase are:1) R&D expense increased $151,234 compared to same period last year and 2) administrative expense decreased $32,741 compared to the same period last year. This is achieved through more efficient management.

                         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had cash of $4,996,159. For the six months then ended, we used cash of $473,916 in our operating activities. The significant reasons for the use of cash are:

1) the loss from continuing operations for the six months ended of $511,264; 2) the decrease in other payable and accruals of $213,440; 3) the increase in accounts payable and accrued expenses of $114,335;

During the first half of 2007, the Company used $114,457 towards purchasing machinery, and $259,115 paying off a short term loan. Contributions from minority interest were $124,553 during the period. We had no other material investing or financing activities.

We anticipate steady revenue growth over time, as drugs currently under development come to market. Additionally, we are also instituting procedures to create a more effective credit policy, and reduce our accounts receivable and shorten the aging of them. We do not anticipate any material cash needs in 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a) Exhibits

10.9 Chief Financial Officer Service Contract dated April 28, 2007 between the Company and Mr Zongsheng Zhang (filed as Exhibit 10.9 to the Company's Form 8-K dated April 28, 2007)
10.10 Jilin Yicaotang Pharmaceutical C. Ltd Equity and Claim Transfer Agreement dated May 11, 2007 between Jilin Tian Yao Science and Technology Limited Company and Daojun Wang (filed as Exhibit 10.10 to the Company's Form 8-K dated May 11, 2007)
10.11 Stock Pledge Agreement dated May 11, 2007 between Daojun Wang, as Pledgor and Jilin Tian Yao Science and Technology 7Limite Company, as Pledgee (filed as Exhibit 10.11 to the Company's Form 8-K dated May 11,
        2007)
31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLOBAL PHARMATECH, INC.


Date: August 14, 2007               By: /s/ Lianqin Qu
                                       -----------------------------------------
                                    Name:  Lianqin Qu
                                    Title: President and Chief Executive Officer


Date: August 14, 2007               By: /s/ Zongsheng Zhang
                                       -----------------------------------------
                                    Name:  Zongsheng Zhang
                                    Title: Chief Financial Officer