Form 10QSB
period 2007-09-30
Global Pharmatech, Inc.
filed 2007-11-14
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

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

There were 23,247,935 shares of the Company's common stock, par value $0.0001 per share, outstanding as of September 30, 2007.

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

     Item 3. Defaults Upon Senior Securities................................. 15

     Item 4. Submission of Matters To a Vote of Security Holders............. 15

     Item 5. Other Information............................................... 15

     Item 6. Exhibits........................................................ 15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  5,175,169
  Notes receivable                                                       33,285
  Accounts receivable, net                                              461,607
  Related party receivable                                               42,911
  Inventories                                                         1,152,145
  Other receivables and prepayments, net                              1,598,486
                                                                   ------------
      Total Current Assets                                            8,463,603
                                                                   ------------
PROPERTY, PLANT & EQUIPMENT, net                                      4,569,465
LAND LEASE, net                                                         406,756
CONSTRUCTION IN PROGRESS                                                 35,959
INTANGIBLE ASSETS, net                                                  130,119
OTHER LONG-TERM ASSETS                                                  743,562
                                                                   ------------
                                                                      5,885,861
                                                                   ------------
      Total Assets                                                 $ 14,349,464
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                 266,282
  Accounts payable and accrued expenses                                 352,512
  Advances from customers                                               176,163
  Other payables and accruals                                           390,436
  Taxes payable                                                          49,806
  Other current liabilities                                              41,026
                                                                   ------------
      Total Current Liabilities                                       1,276,225

LONG-TERM LOAN                                                        2,396,538

MINORITY INTEREST                                                     1,141,050

STOCKHOLDERS' EQUITY
  Preferred stock, par value 0.0001 per share 5,000,000
   shares authorized, no shares issued and outstanding
  Common Stock par value 0.0001 per share, 95,000,000 shares
   authorized, 23,247,935 issued and outstanding                          2,325
  Additional paid in capital                                         11,374,300
  Appropriated retained earnings                                        237,052
  Accumulated loss                                                   (2,755,906)
  Accumulated other comprehensive income                                692,880
  Subscription receivable                                               (15,000)
                                                                   ------------
Total Stockholders' Equity                                            9,535,651
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $ 14,349,464
                                                                   ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     GLOBAL PHARMATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Nine Months Ended September 30,     Three Months Ended September 30,
                                                -------------------------------     --------------------------------
                                                    2007                2006            2007                 2006
                                                -----------         -----------     -----------          -----------
REVENUE                                         $ 1,591,142         $ 1,490,169     $   520,942          $   334,982
COST OF REVENUE                                     657,445             409,938         290,741              196,385
                                                -----------         -----------     -----------          -----------
GROSS PROFIT                                        933,697           1,080,231         230,201              138,597
                                                -----------         -----------     -----------          -----------
OPERATING EXPENSES
  Advertising                                        74,291              35,386          46,736                  564
  Research and development                          555,388              98,979         170,001             (135,174)
  Selling expenses                                  102,225              33,470          24,257               12,158
  General and administrative expenses               963,193           1,230,353         321,916              556,336
  Bad debt expense                                       --              22,634              --              (14,838)
                                                -----------         -----------     -----------          -----------
                                                  1,695,097           1,420,822         562,910              419,046
                                                -----------         -----------     -----------          -----------
INCOME (LOSS) FROM  OPERATIONS                     (761,400)           (340,591)       (332,709)            (280,449)
                                                -----------         -----------     -----------          -----------
OTHER INCOME (EXPENSES)
  Miscellaneous income (expense)                    (21,823)            544,447         (36,003)              75,392
  Interest expense                                 (135,382)           (135,269)        (51,588)             (49,100)
                                                -----------         -----------     -----------          -----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
 DISCONTIUED OPERATIONS                            (918,605)             68,587        (420,300)            (254,157)
                                                -----------         -----------     -----------          -----------
MINORITY INTEREST                                    22,937              (2,338)          9,978               (4,118)
                                                -----------         -----------     -----------          -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS           (941,542)             70,925        (430,278)            (250,039)
                                                -----------         -----------     -----------          -----------
Loss from discontinued operations                   (49,102)           (110,674)             --              (23,833)
Loss on sale of Jilin Yi Cao Tang Pharmacy
 Co., Ltd. ("YCT")                                 (804,600)                 --              --                   --
                                                -----------         -----------     -----------          -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS         (853,702)           (110,674)             --              (23,833)

NET LOSS                                        $(1,795,244)        $   (39,749)    $  (430,278)         $  (273,872)
FOREIGN EXCHANGE TRANSLATION                        235,051             336,094          70,296              336,094
                                                -----------         -----------     -----------          -----------
TOTAL COMPREHNSIVE INCOME (LOSS)                 (1,560,193)            296,345        (359,982)              62,222
                                                ===========         ===========     ===========          ===========

BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE:
  Continuing operations                         $     (0.04)        $      0.00     $     (0.02)         $     (0.01)
  Discontinued operations                       $     (0.04)        $     (0.01)    $      0.00          $     (0.00)
                                                -----------         -----------     -----------          -----------
                                                $     (0.08)        $      0.01     $     (0.02)         $     (0.01)
                                                ===========         ===========     ===========          ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       23,247,935          21,044,602      23,247,935           23,291,268
                                                ===========         ===========     ===========          ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     GLOBAL PHARMATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                   (Unaudited)

                                                                     2007                  2006
                                                                 -----------           -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Net Loss                                                       $(1,795,244)          $   (39,749)
  Adjustments to reconcile income from operations
   to net cash used by operating activities:
     Minority interest                                                22,937                (2,338)
     Depreciation                                                    258,221               248,062
     Bad debt expense                                                     --                22,634
     Common stock issued for services                                 59,376
     Amortization of land lease and intangible assets                  6,930                23,625
     Loss from discontinued operations                               853,702               110,674
  Changes in operating assets and liabilities Decrease
   (Increase) in operating assets:
     Accounts receivable, net                                         91,766             1,012,646
     Notes receivable                                                 10,240
     Related party receivable                                         64,769               547,228
     Inventories                                                    (116,827)             (617,315)
     Other receivables and prepaid expenses                          (22,164)           (1,251,644)
  Increase (Decrease) in operating liabilities:
     Accounts payable and accrued expenses                           167,326              (141,275)
     Related party payable                                                --               (69,884)
     Advances from customers                                          81,798                29,735
     Other payables and accruals                                    (184,385)             (119,858)
     Taxes payable                                                   (19,847)              (22,297)
     Other current liabilities                                       (31,432)               (5,578)
                                                                 -----------           -----------
Net Cash Used by Continuing Operating Activities                    (612,210)             (215,958)
Net Cash Used by Discontinued Operating Activities                   (44,465)              (11,548)
                                                                 -----------           -----------
Net Cash Used by Operating Activities                               (656,675)             (227,506)
                                                                 -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                          (122,460)             (118,625)
  Purchase of intangible assets                                       (7,005)                   --
  Construction in progress                                           (35,231)               (8,727)
                                                                 -----------           -----------
Net Cash Used by Continuing Investing Activities                    (164,696)             (127,352)
Net Cash Provided by Discontinued Investing Activities,
 Including Proceeds from Sale of Subsidiary                           59,034                22,186
                                                                 -----------           -----------
Net Cash Used by Investing Activities                               (105,662)             (105,166)
                                                                 -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short term borrowings                                     --               247,825
  Common shares issued                                                    --             4,601,621
  Proceeds from/(payment of)long-term borrowing                           --               (24,783)
  Capital contributions from minority interests                      125,880                    --
                                                                 -----------           -----------
Net Cash Provided by Continuing Financing Activities                 125,880             4,824,663
Net Cash Provided by Discontinued Financing Activities                49,779                    --
                                                                 -----------           -----------
Net Cash Provided by Financing Activities                            175,656             4,824,663
                                                                 -----------           -----------
Effect of exchange rate changes on cash                              206,692               112,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (379,986)            4,604,312

CASH AND CASH EQUIVALENTS, beginning of period                     5,555,155               690,835
                                                                 -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                         $ 5,175,169           $ 5,295,147
                                                                 ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                  $   162,425           $   152,191
                                                                 ===========           ===========
  Income taxes paid                                              $         0           $         0
                                                                 ===========           ===========

See Note 1 for Non-Cash Investing and Financing Activities for Sale of
Subsidiary.

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

   NOTE TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007

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

During the first quarter of 2007, Natural Pharmatech China and Natural purchased 50% and 25%, respectively, of the equity interest in Jilin Biotech Co., Ltd ("BIO"), a Chinese company, for $3,000,000 Hong Kong dollars (approximately $385,000). The 25% owner invested 1,000,000 Hong Kong dollars. The US$ equivalent of approximately $125,880 is included with contributions from minority interest in financing activities in the September 30, 2007 statement of cash flows.

On March 29, 2007, Natural Pharmatech China invested RMB 100,000 (approximately $13,145) to set up Changchun Jutai Dietary Supplements Sales Co., Ltd. ("Jutai Sales"), Natural Pharmatech China holds 100% of the ownership of Jutai Sales. Jutai Sales' main business is the sale, of Jutai and other dietary supplements. In the current quarter, Jutai Sales has opened one retail store in Changchun.

On May 11, 2007, the Company entered into an Equity and Liability Transfer Agreement to sell Natural Pharmatech China's 95% equity interest in one of its Chinese subsidiaries, Jilin Yi Cao Tang Pharmacy Co., Ltd ("YCT") to Mr. Daojun Wang at for a price of RMB9,000,000 (approximately $1,197,000) The following table details the payment schedule for the sale:

     Due Date                                          Amount Due (in RMB)
     --------                                          -------------------
3 days after signing this agreement               500,000(approximately $66,500)
May 30, 2007                                      500,000(approximately $66,500)
November 30, 2007                              1,000,000(approximately $133,000)
May 30, 2008                                   1,000,000(approximately $133,000)
November 30, 2008                              1,000,000(approximately $133,000)
May 30, 2009                                   1,000,000(approximately $133,000)
November 30, 2009                              1,000,000(approximately $133,000)
May 30, 2010                                   1,000,000(approximately $133,000)
November 30, 2010                              1,000,000(approximately $133,000)
May 30, 2011                                   1,000,000(approximately $133,000)

The Company has converted the receivable to present value using a 5% discount rate. The total discounted amount is $60,778, and this will be amortized over the life of the payment schedule.

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

The accompanying unaudited consolidated financial statements as of September 30, 2007 and for the nine and three month periods ended September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2006 as reported in Form 10-KSB.

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

c. Revenue Recognition

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $271,493 and $1,002,794 for the nine months ended September 30, 2007 and 2006, respectively. The contract revenues are $18,909 and $225,712 for the three months ended September 30, 2007 and 2006, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $41,780 and $39,772 for the nine months ended September 30, 2007 and 2006, respectively. Such revenues are $8,439 and $15,574 for the three months ended September 30, 2007 and 2006, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $1,277,869 and $447,603 for the nine months ended September 30, 2007 and 2006, respectively. The revenues earned are $493,594 and $93,696 for the three months ended September 30, 2007 and 2006, respectively.

Government grants are recognized as other income upon receipt. These revenues are $26,080 and $115,000 for the nine months ended September 30, 2007 and 2006, respectively. This revenue is included in miscellaneous income (expense) on the statement of operations.

d. Foreign Currency Translation

The functional currency of Natural Pharmatech China and its subsidiaries is the Chinese Yuan [RMB] and its reporting currency is the U.S. dollar. Natural Pharmatech China's consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity. Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The transaction gains and losses were immaterial for the periods ended September 30, 2007 and 2006.

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

e. Appropriated retained earnings

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate ten percent of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated balance sheet as appropriated retained earnings and which, at September 30, 2007, had a balance of $237,052.

3. Inventory

Inventory is comprised of the following:

                                             September 30, 2007
                                             ------------------
     Raw materials                               $  196,376
     Work in progress                                86,130
     Finished goods                                 869,639
                                                 ----------

     Total                                       $1,152,145
                                                 ==========

4. Other receivables and prepayments

Other receivables and prepayments are comprised of the following:

                                             September 30, 2007
                                             ------------------
      Receivable from Mr. Daojun Wang
      for YCT (Note 1)                           $  326,160
      Prepayments                                   182,250
      Others                                      1,090,076
                                                 ----------

     Total                                       $1,598,486
                                                 ==========

5. Other Current Liabilities

The account consists principally of approximately $29,800 of salaries and benefits payable to employees.

6. Property and Equipment

Property and equipment is comprised of the following:

                                             September 30, 2007
                                             ------------------
     Office equipment                            $  149,848
     Machinery and equipment                      2,136,272
     Vehicles                                       114,418
     Computer equipment                              78,556
     Furniture fixtures                              25,981
     Building and improvement                       505,562
     Building pledged as security                 2,869,791
                                                 ----------
     Total                                       $5,880,428
                                                 ----------

     Accumulated Depreciation                     1,310,963
                                                 ----------

     Net                                         $4,569,465
                                                 ==========

Depreciation and amortization expense for each of the nine months ended September 30, 2007 and 2006 was approximately $258,000 and $248,000, respectively.

Depreciation and amortization expense for each of the three months ended September 30, 2007 and 2006 was approximately $96,000 and $83,000, respectively.

7. Income Taxes

The deferred tax liability as of September30, 2007 is immaterial and is included with other liabilities.

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

BIO is a foreign joint venture, so the income tax rate is 15%.

Jutai Sales' income tax rate is 33%.

The Company is also subject to value added tax (VAT), business tax and surtax totaling 5.5 percent of gross sales.

8. Concentrations and Credit Risk

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

At September30, 2007, the Company has a credit risk exposure of uninsured cash in banks of $5,175,169. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the nine months ended September 30, 2007, two customers accounted for $613,096 (39%) of total sales as follows: Customer D at $481,955 (30%) and Customer E at $131,141 (9%).

For the nine months ended September30, 2006, three customers accounted for $582,000(39%) of total sales as follows: Customer A at $250,000(17%), Customer B at $169,000 (11%) and Customer C at $163,000(11%).

9. Debt

The Company has one long-term loan from one financial institution totaling approximately $2,396,538 at September 30, 2007. The weighted interest rate of the loan at September 30, 2007 was approximately 9.13 percent. The loan is secured by Natural Pharmatech China's office building and matures in one lump sum payment on November 15, 2008.

The Company has a short term loan from Changchun Commercial Bank Tongguang Road Branch of approximately $266,000 at September 30, 2007. The annual interest rate is 8.54% and the total balance is due June 2008.

Interest expense and related service charges were approximately $162,000 and $152,000 for the nine months ended September 30, 2007 and 2006, respectively.

Interest expense and related service charges were approximately $78,000 and $66,000 for the three months ended September 30, 2007 and 2006, respectively.

10. Related Party Transactions

As of September 30, 2007, the Company has the following amounts due from related parties:

     Advances Due From Related Parties
     ---------------------------------
     Stockholders
       Ben Ji Wang                               $ 3,329
                                                 -------
                                                 $ 3,329

       Yuming Li                                  39,582
                                                 -------
     Total                                       $42,911
                                                 =======

Yuming Li is the brother-in-law of the Company's chairwoman.

These balances have no stated terms for repayment and are not interest bearing.

11. Discontinued Operations

Due to consistent operating losses at its YCT subsidiary, in March 2007, the Company's Board of Directors approved a plan to sell Natural Pharmatech China's 95% equity interest in YCT to Mr. Daojun Wang for a price of RMB9,000,000 (approximately $1,197,000). On May 11, 2007, the Company and Mr. Wang signed the Equity and Liability Transfer Agreement. As of September 30, 2007, the above transfer has been executed, and YCT's ownership has been transferred to Mr. Wang. The Company has recorded a loss of $804,600 on the sale.

The following table represents the results of the discontinued operations and net of minority interest:

                                        Three Months Ended                   Nine Months Ended
                                           September 30,                       September 30,
                                    --------------------------          ---------------------------
                                       2007            2006                2007             2006
                                    ----------      ----------          ----------       ----------
Sales - YCT                         $       --      $   39,283          $  138,606       $  195,031
                                    ==========      ==========          ==========       ==========

Loss from operations -YCT           $       --      $  (24,604)         $  (51,960)      $ (116,499)
                                    ==========      ==========          ==========       ==========
Net loss from discontinued
  Operations - YCT                  $       --      $  (23,833)         $  (49,102)      $ (110,674)
                                    ==========      ==========          ==========       ==========

Loss on sale of YCT                 $       --      $       --          $ (804,600)      $       --
                                    ==========      ==========          ==========       ==========

As of September 30, 2007, the Company has received RMB 500,000 (approximately $65,725) from Mr. Daojun Wang as payment for YCT. According to the contract, the Company should have received RMB 1,000,000 (approximately $133,000) by that date, however, the Company anticipates that the full amount of the agreement will be collectible.

As of September 30, 2007, the Company's long term receivable is RMB6, 000,000 (approximately $743,562). This is the outstanding balance to be paid between November 2008 and 2011 as stated in the YCT contract. This balance is classified as other long term asset.

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

Natural Pharmatech China has five subsidiaries: BCT, Jilin Ben Cao Tang Pharmacy Co., Ltd. Safety Evaluation Co., Ltd. ("JDE"). Jilin Biotech Co., Ltd ("BIO"), Changchun Jutai Dietary Supplements Sales Co., Ltd. ("Jutai Sales") and Changchun Xiandai Technology Inc. ("XD"). Natural Pharmatech China owns 75% of the shares of BCT, which was established in September 2002 as a Sino-foreign joint venture with BCT HK, a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type, and is capable of manufacturing 15 drugs in three forms. Our solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

On March, 2007, Natural Pharmatech China, through direct investment, acquired a 50% equity interest in Jilin Biotech Co., Ltd ("BIO"). Natural purchased another 25% equity interest in BIO. The Company currently holds 75% of equity interest of BIO. BIO's main business is to manufacture and sell dietary supplements.

On March 29, 2007, Natural Pharmatech China invested RMB 100,000 to set up Changchun Jutai Dietary Supplements Sales Co., Ltd. ("Jutai Sales"), Natural Pharmatech China holds 100% of the ownership of Jutai Sales. Jutai Sales' main business is the sale, of Jutai and other dietary supplements. In the current quarter, Jutai Sales has opened one retail store in Changchun.

Until June 4, 2007, Natural Pharmatech China also owned 95% of the shares of Jilin Yi Cao Tang Pharmacy Co., Ltd. (YCT), which was established in September 2003. YCT was engaged in the manufacturing and sale of Chinese and Western medicine. On June 4, 2007, Natural Pharmatech China sold its 95% equity interest in YCT to Mr. Daojun Wang.

Since inception, our revenues have been mainly generated from technical-related services, including the sale of patents and research services. Sales from our BCT and BIO subsidiaries have grown steadily since the beginning of 2007.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006.

                                     REVENUE

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $271,493 and $328,192 and in 2007 and 2006, respectively. The decrease was primarily attributable to the effect of a major, disproportionately large contract in 2006. The Company did not experience a similar contract during the first nine months of 2007.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $41,780 and $7,916 in 2007 and 2006, respectively. This increase was due to the inclusion of XD's revenue in 2007 where XD did not exist in the same period of 2006.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $1,277,869 and $ 1,154,061in 2007 and 2006, respectively. This increase was due to the increased sales efforts, Jutai and some other TCM products that had higher than average sales growth.

                                GOVERNMENT GRANTS

Government Grants were $26,080 for the nine months ended September 30, 2007, compared to $115,000 for the nine months ended September 30, 2006. Government grants are opportunistically granted and therefore may fluctuate widely from period to period.

                    RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

R&D expenses were $555,388, as compared to $98,979 for the same period last year. The increase was principally due to the Company's widening scope and quantity of research and development projects, as the Company strives to develop more drugs.

                                  GROSS PROFIT

Gross profit in 2007 was $933,697, as compared to $1,080,231 as reported in the same period last year. The main reason for the decrease is that we had less income from technology transfer compared to the same period in 2006. The income from transfer of technology is not steady, as we had a relatively large amount of income from a single transfer of technology in the first three quarters of 2006, however, there was no such transfer in the first three quarters of 2007.

                             GROSS PROFIT PERCENTAGE

Gross profit percentage decreased from 72% in the first three quarters of 2006 to 59% in the first three quarters of 2007. The main reason is that we had less income from transfer of technology in this period compared to the same period last year. Although we realized an increase in the sale of goods compared to the same period last year, the gross profit percentage for the sale of goods is much smaller than it is from the transfer of technology. This brings down the overall gross profit percentage.

                               OPERATING EXPENSES

Operating expenses increased to $1,695,097 compared to $1,420,822 in the same period last year. The main reasons for the increase are:1) R&D expense increased $456,409 compared to same period last year and 2) administrative expense decreased $267,160 compared to the same period last year. This is achieved through more efficient management.

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had cash of $5,175,169. For the nine months then ended, we used cash of $612,210 in our continuing operating activities. The significant reasons for the use of cash are:

     1) the loss from continuing operations for the nine months ended of $941,542;
     2)   the increase in inventories of $116,827;
     3)   the increase in accounts payable and accrued expenses of $167,326
     4)   depreciation of property plant and equipment $258,221.

During the first three quarters of 2007, the Company used $122,460 towards purchasing machinery. Contributions from minority interest were $125,880 during the period. The Company received $65,725 for the sale of YCT in this quarter. We had no other material investing or financing activities.

We anticipate steady revenue growth over time, as drugs currently under development come to market. Additionally, we are also instituting procedures to create a more effective credit policy, and reduce our accounts receivable and shorten the aging of them. We do not anticipate any material cash needs in 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

                                    GLOBAL PHARMATECH, INC.


Date: November 14, 2007             By: /s/ Lianqin Qu
                                       -----------------------------------------
                                    Name:  Lianqin Qu
                                    Title: President and Chief Executive Officer


Date: November 14, 2007             By: /s/ Zongsheng Zhang
                                       -----------------------------------------
                                    Name:  Zongsheng Zhang
                                    Title: Chief Financial Officer