Form 10QSB/A
period 2007-06-30
Global Pharmatech, Inc.
filed 2007-11-19
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This amends the original Form 10-QSB for the quarterly period ended June 30, 2007 based on SEC's comments on cash flow presentations and classification of loan receivable for discontinued operation.




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

     Item 6. Exhibits........................................................ 14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  4,996,159
  Accounts receivable, net                                              574,348
  Related party receivable                                               83,513
  Inventories                                                         1,117,615
  Other receivables and prepayments, net                              1,513,079
                                                                   ------------
      Total Current Assets                                            8,284,714
                                                                   ------------

  PROPERTY, PLANT & EQUIPMENT, net                                    4,599,647
  LAND LEASE, net                                                       403,915
  CONSTRUCTION IN PROGRESS                                               26,430
  INTANGIBLE ASSETS, net                                                131,719
  OTHER LONG-TERM ASSETS                                                734,110
                                                                   ------------
                                                                      5,895,821
                                                                   ------------
      Total Assets                                                 $ 14,180,535
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 295,715
  Advances from customers                                               119,205
  Other payables and accruals                                           297,458
  Taxes payable                                                          40,149
  Other current liabilities                                              50,931
                                                                   ------------
      Total Current Liabilities                                         803,458

LONG-TERM LOAN                                                        2,366,082

MINORITY INTEREST                                                     1,115,362

STOCKHOLDERS' EQUITY
  Preferred stock par value $0.0001 per share, 5,000,000
   shares authorized, no shares issued and outstanding
  Common stock par value $0.0001 per share, 95,000,000
   shares authorized, 23,247,935 shares issued and outstanding            2,325
  Additional paid in capital                                         11,374,300
  Appropriated retained earnings                                        237,052
  Accumulated loss                                                   (2,325,628)
  Accumulated other comprehensive income                                622,584
  Subscription receivable                                               (15,000)
                                                                   ------------
Total Stockholders' Equity                                            9,895,633
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $ 14,180,535
                                                                   ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     GLOBAL PHARMATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          Six Months Ended June 30,         Three Months Ended June 30,
                                                        ----------------------------       ----------------------------
                                                            2007             2006              2007             2006
                                                        -----------      -----------       -----------      -----------
REVENUE                                                $ 1,070,198      $ 1,155,187       $   599,239       $   621,439
COST OF REVENUE                                            366,704          213,553           161,263           144,580
                                                       -----------      -----------       -----------       -----------
GROSS PROFIT                                               703,494          941,634           437,976           476,859
                                                       -----------      -----------       -----------       -----------
OPERATING EXPENSES
  Advertising                                               27,554           34,822            24,300            23,480
  Research and development                                 385,387          234,153           265,853            62,506
  Selling expenses                                          77,968           21,312            55,547             4,221
  General and administrative expenses                      641,276          674,017           347,489           270,569
  Bad debt expense                                              --           37,472                --            37,472
                                                       -----------      -----------       -----------       -----------
                                                         1,132,185        1,001,776           693,189           398,248
                                                       -----------      -----------       -----------       -----------
INCOME (LOSS) FROM  OPERATIONS                            (428,690)         (60,142)         (255,213)           78,611
                                                       -----------      -----------       -----------       -----------
OTHER INCOME (EXPENSES)
  Miscellaneous income (expense)                            14,180          469,055           (18,419)          429,785
  Interest expense                                         (83,794)         (86,169)          (39,807)          (50,214)
                                                       -----------      -----------       -----------       -----------

INCOME (LOSS) BEFORE MINORITY INTEREST
 AND DISCONTIUED OPERATIONS                               (498,305)         322,744          (276,601)          458,182
                                                       -----------      -----------       -----------       -----------
MINORITY INTEREST                                           12,959           (1,780)           (8,621)             (203)
                                                       -----------      -----------       -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  (511,264)         320,964          (285,222)          457,979
                                                       -----------      -----------       -----------       -----------
Loss from discontinued operations                          (49,102)         (86,841)               --           (25,451)
Loss on sale of Jilin Yi Cao Tang Pharmacy
 Co., Ltd. ("YCT")                                        (804,600)              --          (804,600)               --
                                                       -----------      -----------       -----------       -----------
LOSS) FROM DISCONTINUED OPERATIONS                        (853,702)         (86,841)         (804,600)          (25,451)

NET INCOME  (LOSS)                                     $(1,364,966)     $   234,123       $(1,089,822)      $   432,528
                                                       ===========      ===========       ===========       ===========
BASIC AND DILUTED NET INCOME (LOSS) PER
COMMON SHARE:
  Continuing operations                                $     (0.02)     $      0.01       $     (0.01)      $      0.02
  Discontinued operations                              $     (0.04)     $        --       $     (0.03)      $        --
                                                       -----------      -----------       -----------       -----------
                                                       $     (0.06)     $      0.01       $     (0.04)      $      0.02
                                                       ===========      ===========       ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              23,247,935       19,936,268        23,247,935        21,624,602
                                                       ===========      ===========       ===========       ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     GLOBAL PHARMATECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                                                  2007                 2006
                                                                              -----------          -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Net Loss                                                                   $(1,364,966)          $   234,123
  Adjustments to reconcile income from continuing operations to net cash used by continuing operating activities:
      Minority interest                                                           12,959                 1,780
      Depreciation                                                               162,309               164,579
      Bad debt expense                                                                --                37,472
      Amortization of land lease and intangible assets                             4,589                35,000
      Loss from discontinued operations                                          853,702                86,841
  Changes in operating assets and liabilities
    Decrease (Increase) in operating assets:
      Accounts receivable                                                        (25,761)              433,482
      Notes receivable                                                            42,560
      Related party receivable                                                    23,772               433,387
      Inventories                                                                (96,427)             (293,376)
      Prepaid expenses                                                            15,159                67,687
      Other receivables and prepaid expenses                                      19,975              (304,585)
  Increase (Decrease) in operating liabilities:
      Accounts payable and accrued expenses                                      114,335              (304,842)
      Related party payable                                                           --               (69,166)
      Advances from customers                                                     27,307               139,448
      Other payables and accruals                                               (213,440)               (6,371)
      Other current liabilities                                                  (49,989)             (185,799)
                                                                             -----------           -----------
         Net Cash Provided (Used) by Continuing Operating Activities            (473,916)              469,660
         Net Cash Provided (Used) by Discontinued Operating Activities           (44,769)              (22,400)
                                                                             -----------           -----------
         Net Cash Provided (Used) by Operating Activities                       (518,685)              447,260

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                      (114,457)             (146,247)
  Purchase of intangible assets                                                  (10,164)                   --
  Construction in progress                                                       (26,050)                   --
                                                                             -----------           -----------
         Net Cash Used by Investing Activities                                  (150,671)             (146,247)
         Net Cash Used by Discontinued Investing Activities
          Including Proceeds from Sale of Subsidiary                              50,504                24,224
                                                                             -----------           -----------
         Net Cash Used by Investing Activities                                  (100,167)             (122,023)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short term borrowings                                           (259,115)              250,178
  Common shares issued                                                         4,625,000
  Capital contributions from minority interests                                  124,553                    --
                                                                             -----------           -----------
         Net Cash Provided (Used) by Financing Activities                       (134,562)            4,875,178
         Net Cash Provided (Used) by Discontinued Financing Activities            59,990                    --
                                                                             -----------           -----------
         Net Cash Provided (Used) by Discontinued Financing Activities           (74,572)            4,875,178

Effect of exchange rate changes on cash                                          135,805                    --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (557,619)            5,200,415

CASH AND CASH EQUIVALENTS, beginning of period                                 5,553,778               690,835
                                                                             -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                       4,996,159             5,891,250
                                                                             ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                              $    83,794           $    86,169
                                                                             ===========           ===========
  Income taxes paid                                                          $         0           $         0
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
                                     =========     =========        =========     =========

As of June 30, 2007, the Company has received RMB 500,000 (approximately $65,725) from Mr. Daojun Wang as payment for YCT. According to the contract, the Company should have received RMB 1,000,000 (approximately $133,000) by that date, however, the Company anticipates that the full amount of the agreement will be collectible.

As of June 30, 2007, the Company's long term receivable is RMB6, 000,000 (approximately $734,110). This is the outstanding balance to be paid between November 2008 and 2011 as stated in the YCT contract. This balance is classified as other long term asset.

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

                                    GLOBAL PHARMATECH, INC.


Date: November 19, 2007             By: /s/ Lianqin Qu
                                       -----------------------------------------
                                    Name:  Lianqin Qu
                                    Title: President and Chief Executive Officer


Date: November 19, 2007             By: /s/ Zongsheng Zhang
                                       -----------------------------------------
                                    Name:  Zongsheng Zhang
                                    Title: Chief Financial Officer