Form 10KSB
period 2007-12-31
Global Pharmatech, Inc.
filed 2008-04-14
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the annual period ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 333-67884


                             GLOBAL PHARMATECH, INC.
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                       33-0976805
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        509 Maoxiang Street, High-Technology Industrial Development Zone,
                         Changchun, Jilin, China 130012
               (Address of Principal Executive Offices, Zip Code)

                                +86 431 85541826
                (Issuer's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE.

Title of Each Class                    Name of Each Exchange on Which Registered

           Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

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

The issuer's revenues for the fiscal year ended December 31, 2007 were
$2,819,090

The aggregate market value of the registrant's common stock held by non-affiliates as of March 15, 2007 was $7,084,225.5 million.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

                                                    Number of Shares Outstanding
Title of Each Class of Equity Securities                as of March 31, 2008
----------------------------------------                --------------------
Common Stock, par value $0.0001 per share                   23,614,085
Preferred Stock, par value $0.0001 per share                  None

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.

ITEM 1.     Description of Business .........................................  1
ITEM 2.     Description of Properties .......................................  4
ITEM 3.     Legal Proceedings ...............................................  4
ITEM 4.     Submission Of Matters To A Vote Of Security Holders .............  4

PART II

ITEM 5.     Market For Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities .......  4
ITEM 6.     Management Discussion and Analysis ..............................  6
ITEM 7.     Financial Statements ............................................ 14
ITEM 8.     Changes In And Disagreements With Accountants on Accounting
             and Financial Disclosure ....................................... 14
ITEM 8A(T). Controls and Procedure .......................................... 14
ITEM 8B.    Other Information ............................................... 15

PART III

ITEM 9.     Directors, Executive Officers, Promoters And Control Persons
             and Corporate Governance, Compliance With Section 16(a)
             of The Exchange Act ............................................ 15
ITEM 10.    Executive Compensation .......................................... 16
ITEM 11.    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters ................................ 18
ITEM 12.    Certain Relationships and Related Transactions, and
             Director Independence .......................................... 18
ITEM 13.    Exhibits ........................................................ 19
ITEM 14.    Principal Accountant Fees and Services .......................... 20

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

On March 15, 2007, JTY acquired a 75% equity interest in Jilin Biotech, Inc. ("JBI") with RMB3,000,000. JBI is engaged in the manufacturing and sales of dietary supplements.

On May 11, 2007, JTY entered into an Equity and Claim Transfer Agreement with Mr. Daojun Wang pursuant to which JTY agreed to sell to Mr. Wang (i) JTY's 95% equity interest in Jilin Yicaotang Pharmaceutical Co., Ltd ("YCT"), consisting of 9,500,000 shares of YCT and (ii) the RMB9,780,000 debt owed to JTY by YCT. YCT is in the business of liquid dose medicine manufacturing and sales.

On September 7, 2007, Changchun Xiandai Technology Inc., a subsidiary of the Company, changed its name to Jilin Tianyao Xiandai TCM Technology Limited ("JLXD").

BUSINESS OVERVIEW

We are a leader in China in the research, production and development of herbal medicine, bio-medicine, chemical medicine, Traditional Chinese Medicine ("TCM") and dietary supplements using internationally-accepted scientific standards. China's TCM annual sales reached US$25 billion in 2007. We market our expertise in three major ways: sales of medicine and dietary supplements in convenient dosage forms such as capsules and pills, revenues from technology transfer, and revenues derived from conducting experiments and research for other companies. TCM accounts for approximately 30% of all medicines sold in China.

THE EMPLOYEES

The Company currently has 217 full-time employees and no part-time employees. None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

THE PRODUCTS

Our product line consists of 20 drugs and 2 dietary supplements. These are primarily TCM-based prescription drugs, over-the-counter drugs and dietary supplements, including 2 western medicines. We sell our products through distributors and directly to consumers through our own sales team. The following is a list of some of our major products:

The XS CAPSULE (XIN-SHU) is a State Food and Drug Administration (SFDA)-approved prescription drug indicated for the treatment of angina and other coronary disease. It has been developed by using modern biotechnologies. Based on clinical experience, we believe our product formulation could improve the efficacy of this drug. The drug substances of XS were extracted from six Chinese medical herbal materials. The safety and efficacy of these drug substances and their combination were tested in previous clinical trials conducted in China.

The JUTAI SOFT CAPSULE is an SFDA-approved dietary supplement with 3 patents including 1 innovation patent. Substances of this product are extracted from American ginseng and ECHINACEA PURPUREA, a plant originally grown in North America. This dietary supplement and energy provider was developed by us. As shown in our own study, ECHINACEA PURPUREA may increase the concentration of blood leukocyte and enhance general human immunity. In addition, Jutai is approved for sale to combat fatigue and to enhance general human immunity.

QINGXUAN ANTI-HYPERTENSION TABLET is an SFDA-approved over-the-counter drug product indicated for the treatment of hypertension and high serum cholesterol level. The drug substance of Qingxuan is extracted from a single Chinese medical herb, radish seed. The extract contains methyl mercaptan, erucic acid, octadecatrienoic acid, nC13, Glycerol sinapate, raphanin, cyanidin and coumarin. Pharmacology experiments showed that Qingxuan may reduce blood pressure in several animal models. In a three-month toxicity study, after Qingxuan was orally given to mice at ten to 40 times greater than a human clinical dose (based on body surface areas), no mortality or organ toxicity was observed in the animal tested. As an over-the-counter drug product, these tablets can be marketed in China without prescription.

YANREQING TABLET is an SFDA-approved prescription drug to treat inflammation; it is based on TCM which is aceepted by Chinese consumers to have less side-effects compared to its western medicine counterparts.

In addition to these patented products, we manufacture and sell other proprietary drugs, generics and dietary supplements used to treat symptoms ranging from headaches, coughing and dry mouth to infections and numbness of limbs.

PRODUCTION FACILITIES AND EQUIPMENT

The Company's approximately 5,502 sq.m. manufacturing plant contains manufacturing capacity for over 300 million capsules, 200 million pills and tablets and 50 million bags of granules annually. Its facilities are certified as compliant with Chinese Current Good Manufacturing Practices, which are governmentally-established current, scientifically sound methods, practices and principles that are implemented and documented during product development and production to ensure consistent and uniform manufacture of safe products. Current Good Manufacturing Practices require the design and implementation of standard operating procedures for each step in the manufacturing process, beginning with the selection of raw materials suppliers and ending with storage and shipment.

Our principal capsule supplier is Kanghua Medicine Supply Co., Ltd. and Yaofeng Capsule Co., Ltd. Changchun Xinhai Wrapping Supply Co., Ltd. is our principal source for medicine wrappers. Changchun Shenrong TCM Co., Ltd. is our primary supplier of herbal raw materials. We have a number of other smaller suppliers of raw materials and other materials. We believe that a loss of any of these suppliers could be compensated for through arrangements with alternative sources of supply.

DISTRIBUTION CHANNELS

The Company has historically generated revenue from transferring technology during various stages of development to other pharmaceutical companies, in which it retains no ownership interest and for which it receives lump-sum payments based on pre-established milestones rather than royalties or other compensation. We plan to continue to do so with certain drugs, primarily in cases where products are requested and selected by pharmaceutical companies that do not have their own research facilities. For example, we currently provides services to medium-sized pharmaceutical companies in northern China that have mature manufacturing capacities and sales channels, but do not have similar research and development capabilities. We have very good and steady relationships with our customers.

We also plan to increase our focus in the future on manufacturing in-house developed medicines in our own production facilities. We intend to target the urban consumer market in China. Currently, sales are mainly through distributors, such as wholesale companies and chain store representatives. We also target the sale of our products to medical institutions, such as hospitals and clinics.

Geographically, we focuses its sales efforts in Jilin, Heilongjiang, Liaoning, Inner Mongolia, Hebei, Shandong, Zhejiang, Guangdong and other provinces in China. The Company also sells to parts of Southeast Asia.

Our Chinese operating subsidiaries have received more than thirty commendations since 2001 from various governmental agencies, including several commendations related to the Company's technology and intellectual property.

We have many state-level and provincial-level research qualifications, some are very rare in China, with these qualifications, the state and provincial government will fund us for some of our researches.

COMPETITION

The Chinese pharmaceuticals market is highly fragmented and competitive. Market entry is controlled, significant start-up costs and limited available facilities may deter non-quarlified, inexperienced or undercapitalized entrants. We anticipate that competition in this market will continue to intensify. Our competitors include national and regional pharmaceutical promotion companies, independent pharmaceutical research and development companies and pharmaceutical distributors. We anticipate substantial new competition from foreign and domestic competitors entering the Chinese pharmaceutical marketing and distribution market.

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

We believe we best compete with other pharmaceutical companies in China on the basis of our modern facilities, talented research and development professionals and comprehensive research and development and production resources. We believe our facilities approach or meet Western standards and have sufficient capacity to meet our research and development and production needs for the foreseeable future. In contrast, we believe many Chinese pharmaceutical companies rely on less stringent quality control measures, and do not have sufficient research and development capabilities.

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

Our R&D capabilities conduct almost all our pre-clinical trial research and develop products according to consumer requirements, distinguishing us from many of our competitors. R&D expenditures were US$714,152 for 2007 and US$693,786 for 2006.

We currently have a total of 33 patents applied, with 20 of them being granted. Among these 20 granted patents, 15 are innovation patents. We have 10 trademarks, and are not a party to any license, royalty or franchise contracts.

We are currently focusing our development efforts on 32 drugs and 6 dietary supplements.

Additionally, we have at least 14 drugs that have been approved for clinical trial, and 10 drugs that have been approved for production.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company through its subsidiaries, operates under 50-year ground leases acquired from the Chinese government for lump-sum payments, an office building and factory located at 509 Maoxiang St., Changchun (approximately 9,333.12 and 5,502.12 sq.m., respectively), including the 20,836 sq.m. of land on which they are situated. The ground leases expire in 2050. The Company owns the buildings and improvements on the properties, which will revert to the Chinese government at the end of the relevant lease term in the absence of extensions.

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

MARKET INFORMATION

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

                                     High             Low
                                     ----             ---
     FISCAL 2006
     First Quarter                   $2.50            $1.45
     Second Quarter                  $1.80            $1.25
     Third Quarter                   No trade         No trade
     Fourth Quarter                  $1.17            $0.75

     FISCAL 2007
     First Quarter                   $1.25            $0.61
     Second Quarter                  $0.80            $0.61
     Third Quarter                   $0.80            $0.60
     Fourth Quarter                  $0.70            $0.60

     FISCAL 2008
     First Quarter                   $0.75            $0.30

HOLDERS

As of February 1, 2008, there were 197 record holders of our common stock. The total number of beneficial holders is unknown as they hold our common stock in street name, and such number is not provided to us by our Transfer Agent and Registrar.

DIVIDENDS

We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES

None.

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

On January 24, 2005, our company entered into a Share Purchase Agreement with Natural, a British Virgin Islands corporation, and the shareholders of Natural. Under the terms of the Share Purchase Agreement, we agreed to acquire 100% of Natural's shares in exchange for 80% of our common stock, to be issued to the Natural shareholders. Our acquisition of Natural was completed on February 9, 2005. In connection with this transaction, we amended our Certificate of Incorporation on January 31, 2005, changing our name to Global Pharmatech, Inc.

Through our subsidiaries, we develop, manufacture and market proprietary drugs and nutritional supplements that are based on traditional Chinese medicine.We also offer a full range of "start to finish" biotechnology services, including research and development, testing, manufacturing drugs in liquid and solid dose forms, sales and marketing. We utilize unique extraction methods and innovative techniques that have been developed by our research and development team. Our core business is to leverage our patents and scientific expertise for botanical/biological drug and nutritional supplements and to manufacture and market the products to China and the globe. Our operations are currently conducted in the People's Republic of China with sales distribution in China and other areas in South East Asia. Sales outside China are made either directly to foreign distributors by our subsidiary, Jilin Bencaotang Pharmaceuticals Co., Ltd. ("BCT"), or through China BCT Global Development Ltd. ("BCT HK"), which sells on to those areas indicated above.

Natural was formed on February 2, 2004 under the laws of the British Virgin Islands. Natural was formed as a holding company to own the five subsidiaries that made up Natural's business operations. JTY is a wholly owned subsidiary of Natural located in Changchun in Jilin Province of China. JTY originated as a research department within the Affiliated Hospital of Changchun Traditional Chinese Medicine College. It was organized as a separate private for-profit entity in February 2001.

JTY has four subsidiaries: BCT, Jilin Tian Yao Drug Safety Evaluation Co., Ltd. ("JDE"), JDE and JLXD. JTY owns 75% of the shares of BCT, which was established in September 2002 as a Sino-foreign joint venture with BCT HK, a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type, and is capable of manufacturing

20 drugs in three forms. Our solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

JTY owns 99.5% of the shares of JDE, which was established in April 2003. It is engaged in pharmacology, safety pharmacology, and short- and long-term toxicology studies. JDE obtained a national GLP (Good Laboratory Practice) certificate in December 2004.

During the first quarter of 2007, JTY and Natural purchased 50% and 25%, respectively, of the equity interest in JBI, a Chinese company, for 3,000,000 Hong Kong dollars (approximately $385,000). The 25% owner invested 1,000,000 Hong Kong dollars. The US$ equivalent of approximately $125,880 is included with contributions from minority interest in financing activities in the December 31, 2007 statement of cash flows.

Since inception, most of our revenue are derived from transfer of technology, however, more and more revenue are derived from product sales in recent years; this is consistent with our current strategy. We plan to shift more percentage of revenue to product sales by increasing our product sales in the future years.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

REVENUE. Sales for the current year were $2,819,090, an increase of $443,579 compared with revenue of $2,375,511 in the same period of 2006. These revenues were derived as follows: revenue from goods sold was $2,317,185, contract revenue earned from the transfer of technology was $290,295and revenue derived from experiments, research and related ancillary services was $211,610.

Contract revenue earned from the transfer of technology decreased $941,483, or 76%, compared with contract revenue in the same period of 2006, which totaled $1,231,778. The decrease was due to the stringent policies on new drug approval imposed in 2007 by the SFDA; which suspended new drug approval for a period in 2007. This had a significant impact on our revenue from technology transfer. Another reason is that we had a large contract in 2006 which generated a large portion of revenue, however, such contract did not exist in 2007.

Although the stringent policies impacted our revenue from technology transfer, as noted above, sales at the Company's BCT subsidiary were particular strong in 2007, recording a sales increase of more than 80%, from$1,011,553 in 2006 to $1,863,291 in 2007. This sales increase was due to the strong sales of Xinshu Capsule and Jinlianhua Capsule, which had total sales of approximately $1,030,000 and $270,000 in 2007, respectively. Their revenue accounts for 37% and 10%, respectively, of consolidated total revenue, with gross profit accounting for 28% and 8%,respectively, of consolidated total gross profit.

Revenue from experiment services increased $195,010 in 2007 compared to 2006, from $16,557 to $211,567. This was due to the Company's continuous development in this market.

In late 2006, the Chinese government made it mandatory that Chinese companies that conduct pre-clinical trials for SFDA approval must use a GLP-certified lab. The Company is one of only 22 labs in China that is qualified to provide pre-clinical testing services for drugs that are to be approved by the Chinese SFDA.

Although the Company has already been recognized for at least two years as having one of the only GLP-certified labs to conduct clinical trials in China, the fact that the Chinese government will now enforce mandatory compliance by forcing companies to use GLP-certified trials effective January 1, 2007 gives the Company a clear competitive advantage.

COST OF SALES. Cost of sales for the year ended December 31, 2007 was $1,502,841 compared to $788,560 for the same period of 2006. The increase is directly associated with the increase of product sales.

GROSS PROFIT. Gross profit for the year ended December 31, 2007 was $1,316,249, compared to $1,586,951 for the corresponding period of 2006. The reason for the decrease is that more of our revenue is derived from product sales for 2007, and the gross profit margin for product sales is significantly less than that of technology transfer.

ADVERTISING EXPENSES. Advertising expenses increased substantially, to $295,001 for the year ended December 31, 2007, compared to $67,869 for 2006. The increase was due to the spending of JBI on the dietary supplements.

SELLING EXPENSES. Selling expenses increased to $106,784 for the year ended December 31, 2007, as compared to $89,042 for the corresponding period of 2006. The increase was due to the increase of product sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2007 decreased to $1,390,164, compared to 1,759,989 for the same period in 2006. The principal reason for the decrease is that the Company increased operating efficiency by means such as better control and use of assets and reducing staff by redefining and merging job responsibilities.

BAD DEBTS. In 2007, the Company had a bad debts provision of $1,302,024. $1,099,061 is for the receivables from the sale of YCT and $202,963 is for other receivables that are more than 1 year old. The Company intends to increase its effort on collecting the receivables.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (R&D) expenses for 2007 were $714,152, as compared to expenses of $693,786 for 2006, as the Company continued to invest heavily in its product pipeline. The Company currently has projects in various stages of completion, some in early stages and some that are close to gaining approval to market.

In 2007, the Company completed 23 different research products.

MISCELANNEOUS INCOME. Miscellaneous income consists principally of government grants.

Each year, the Chinese government provides allowances to help companies doing business in medical pharmaceuticals research and development. These payments vary according to the projects we are engaged in and the priorities of the government in funding particular efforts. Accordingly, grants are opportunistically granted and will fluctuate widely from period to period. In 2007, government grants totaled $211,715, compared to 2006's total of $167,318.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash of $5,419,167 and working capital of $3,887,459, and for the year we incurred a net loss of $3,298,906. During 2007 we used cash in operations of $383,938. The significant reasons for the use of cash are:

     *    the loss from continuing operations for the year of $2,445,204;
     *    bad debts provision of $1,302,024;
     *    depreciation provision of $388,153;
     *    a decrease in other receivable of $401,741;

During the year ended December 31, 2007, we used cash of $153,275 towards the purchase of fixed assets, with most of the money being used for office equipments and transportation tools. In 2007, the Company obtained financing cash of $125,880 from minority interest holders.

In 2008, the Company expects to spend $1,000,000 on the marketing of drug products and dietary supplements and $500,000 on research and development. The cash needed for such activities will be from regular operations.

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

KEY EMPLOYEES ARE ESSENTIAL TO OUR BUSINESS. Our senior management is essential to executing our strategy. We will need to retain these people and attract others to succeed. We require specialized professionals in a variety of areas, some of which are addressed by relatively few companies. As a result, depending upon how our business grows, we may experience difficulty in hiring and retaining highly skilled employees.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

ITEM 8A(T). CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and in reaching a reasonable level of assurance our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting were effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods is subject to the risk that controls may become inadequate because of changes in conditions in the future.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

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

Set forth below are the names of the directors, executive officers and key employees of the Company, during the fiscal year ended December 31, 2007:

        Name                   Age                  Position
        ----                   ---                  --------
     Lianqin Qu                52     Chairwoman of the Board of Directors,
                                       President and Chief Executive Officer
     Zhenyou Zhang             49     Director
     Tom Du (1)                52     Director and Chief Technology Officer
     Joseph J. Levinson (2)    31     Director and Chief Financial Officer
     Zongsheng Zhang (3)       36     Chief Financial Officer

----------
(1) Dr. Tom Du resigned as Director and Chief Technology Officer on February 23, 2008.
(2) Mr. Joseph J. Levinson resigned as Director and Chief Financial Officer on April 28, 2007.
(3) Mr. Zongsheng Zhang was appointed as Chief Financial Officer on April 28, 2007.

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

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

LIANQIN QU is currently the Chairwoman and General Manager at Dongyuan Investment Consultancy, H.K. Limited in Hong Kong. She has held her current position since August 9, 2001. From December 12, 1999 to December 30, 2003, she was Chairwoman and General Manager of Jilin Dongyuan Strategy Consulting Co., Ltd., located in Jilin province, Northeast part of China. Ms. Qu has many years of experience in financial research, financing practice and corporate management, having advised more than 30 companies with restructuring transactions. She received her MBA degree from Asia International Open University (Macau).

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

ZONGSHENG ZHANG has been the managing partner of Jilin Hua An CPA firm since 2004. He also serves as the independent director of Daxing Pharmaceutical Company Ltd., a Hong Kong listed company, and China Oil Jilin Engineering Limited, a China listed Company. From 1999 to 2003, Mr. Zhang was the managing partner in Shenzhen Tian Qing CPA firm and Jilin Lian Da CPA firm. Between 1994 and 1999, Mr. Zhang was a project manager, and eventually was promoted to department manager and then a managing partner in Changchun China CPA firm. In the past ten years, Mr. Zhang has provided auditing services for over 1000 companies and organizations including China Merchant Bank in North East provinces of China, Chang Chun Ou Ya Group, Chang Chun Oriental First Transmission Corporation and many other China public listed enterprises. He has also provided financial advisory services to Natural Pharmatech (Jilin China) Co., Ltd, a wholly owned subsidiary of Global Pharmatech.

The Board of Directors does not have any committees. All members of the Board participate in the consideration of all matters, including the nomination of directors, the consideration of executive officer and director compensation, the retention of the Company's independent public accountants and the review of the Company's financial statements. Joseph J. Levinson, the former Chief Financial Officer and a director of the Company, is a financial expert as defined in the Exchange Act.

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

CHANCES IN DIRECTOR NOMINATION PROCESS FOR STOCKHOLDERS

None.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, none of our current officers, directors and owners of 10% or more of our outstanding shares have not filed Forms 3, 4 and 5 on a timely basis as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last two fiscal years to each of the following named executive officers (the "Named Executive Officers").

                                                                       Non-Equity     Nonqualified
                                                           Option    Incentive Plan   Compensation     All Other
                 Position    Year   Salary($)  Bonus($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
                 --------    ----   ---------  --------   ---------  ---------------   -----------   ---------------  --------
Lianqin Qu         CEO       2006    36,000                                                                            36,000
                             2007    24,000                                                                            24,000

Zongsheng Zhang    CFO       2007    11,000                                                                            11,000

Joseph Levinson    CFO       2006    54,000                                                                            54,000
                             2007    16,000                                                                            16,000

Tom Du             CTO       2006    48,000                                                                            48,000
                             2007    36,000                                                                            36,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None.

PENSION BENEFITS

We do not sponsor any qualified or non-qualified defined benefit plans.

NONQUALIFIED DEFERRED COMPENSATION

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our directors earned during 2007 for services as members of our Board.

                   Fees Earned or     Options          All Other
   Name            Paid in Cash($)    Awards($)    Compensation($)(1)   Total($)
   ----            ---------------    ---------    ------------------   --------
Lianqin Qu             36,000             0                              36,000
Zhenyou Zhang          24,000             0                              24,000

----------
(1) Our directors receive monthly cash compensation for their services as members of the Board of Directors. The aggregate amounts of perquisites and other personal benefits paid to the Company's directors in the year ended December 31, 2007 did not exceed $10,000.

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

On October 9, 2006, the Company entered into a Director service contract with Mr. Zhenyou Zhang, pursuant to which Mr. Zhang has agreed to serve as the Company's director. Under the Director service contract, Mr. Zhang shall be paid a fee of $2,000 per month. In addition, Mr. Zhang shall be granted 80,000 shares of the Company's common stock, pending the completion of certain goals. During his term as a director of the Company, Mr. Zhang has agreed not to engage in any business in direct competition with the Company, or seek any position from any company or individual who competes in business with the Company or any subsidiary or branch of the Company. Mr. Zhang has also agreed to certain confidentiality covenants regarding information obtained of the Company and any of its subsidiaries and branches. The Director and Chief Financial Officer service contract may be terminated upon any of the following events, unless otherwise determined by the Board of Directors: (a) Mr. Zhang is prohibited by any laws, regulations or rules from acting in any of his positions or he is no longer qualified to act in any position; (b) Mr. Zhang is unable to perform his duties for a period of three months due to health reasons; (c) Mr. Zhang commits material breach and/or repeated and/or continual breach of his obligations under the Executive Employment Contract; (d) Mr. Zhang is guilty of any serious misconduct or serious neglect in the discharge of his duties; (e) Mr. Zhang's actions or omissions bring the name or reputation of the Company or any subsidiary or branch of the Company into serious disrepute or prejudice; (f) Mr. Zhang is or becomes of unsound mind or becomes a patient for the purpose of any laws relating to mental health; (g) Mr. Zhang is sued for criminal liability or convicted of any criminal offense other than an offense which in the reasonable opinion of the Board of Directors does not affect his position with the Company;
(h) Mr. Zhang is removed from his position by the Board of Directors; (i) Mr. Zhang leaves the service of the Company in accordance with the Company's Certificate of Incorporation; or (j) Mr. Zhang fails to attend three consecutive meetings of the Board of Directors. There is no expiration date of this Director service contract.

On April 28, 2007, the Company entered into a Chief Financial Officer service Contract with Zongsheng Zhang (the "Agreement") pursuant to which Mr. Zhang agreed to act as the Company's Chief Financial Officer. Mr. Zhang's salary under the Agreement is RMB10,000 per month. During his term of employment, Mr. Zhang has agreed not to engage in any business that develops any of the products developed or marketed by the Company, or seek any position from any company or individual who competes in business with the Company or any subsidiary or branch of the Company. Mr. Zhang has also agreed to certain confidentiality covenants regarding information obtained of the Company and any of its subsidiaries and branches. The Agreement may be terminated upon any of the following events, unless otherwise determined by the Board of Directors: (a) Mr. Zhang is prohibited by any laws, regulations or rules from acting in any of his positions or he is no longer qualified to act in any position; (b) Mr. Zhang is unable to perform his duties for a period of three months due to health reasons; (c) Mr. Zhang commits a material breach and/or repeated and/or continual breach of his obligations under the Agreement; (d) Mr. Zhang is guilty of any serious misconduct or serious neglect in the discharge of his duties; (e) Mr. Zhang's actions or omissions bring the name or reputation of the Company or any subsidiary or branch of the Company into serious disrepute or prejudice; (f) Mr. Zhang is or becomes of unsound mind or becomes a patient for the purpose of any laws relating to mental health; (g) Mr. Zhang is sued for criminal liability or convicted of any criminal offense other than an offense which in the reasonable opinion of the Board of Directors does not affect his position with the Company;
(h) Mr. Zhang is removed from his position by the Board of Directors; or (i) Mr. Zhang leaves the service of the Company in accordance with the Company's Certificate of Incorporation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2007, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company's common stock;
(ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

                                            Number of         % of Common
                                              Shares             Stock
     Name and Address of                   Beneficially       Beneficially
     Beneficial Owner (1)                    Owned (2)         Owned (3)
     --------------------                    ---------         ---------
     Lianqin Qu                            14,762,951 (4)        62.5
     Tom Du                                         0               0
     Joseph J. Levinson                             0               0
     Zhenyou Zhang                          5,000,000            21.2
     Zongsheng Zhang                                0               0
     All officers and directors
      as a group (four persons)            19,762,951            83.7

----------
(1) Except as otherwise indicated, the address of each beneficial owner is c/o Global Pharmatech, Inc., 509 Maoxiang Street, High-Technology Industrial Development Zone, Changchun, Jilin, China 130012.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)  Based on 23,614,085 shares outstanding.
(4) Includes 13,738,264 shares as to which Ms. Qu holds irrevocable proxies given by stockholders who acquired shares of our common stock in the acquisition of Natural Pharmatech, and as to which Ms. Qu disclaims beneficial ownership and 1,024,687 shares held by Dong Yuan Investment (HK) Limited, of which Ms. Qu may be deemed to be the control person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

As of December 31, 2007, the Company has the following amounts due from and to related parties:

                        ADVANCES DUE FROM RELATED PARTIES

               Yu Ming Li                              36,960
               STOCKHOLDERS
               Yun Peng  Min                            5,460
               Dong Hai Zhang                           4,107
                                                      -------
               TOTAL                                  $46,527
                                                      =======

These balances have no stated terms for repayment and are not interest bearing.

Yu Ming Li is the brother in law of the Chairwoman of the company.

Min Yun Peng is a shareholder of the Company.

Donghai Zhang is employed by Natural Pharmatech China.

The Company does not currently have any independent directors.

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit
Number                             Description
------                             -----------
 3(i) Certificate of incorporation of the registrant. Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2 filed with the SEC on August 17, 2001.*

 3(ii) By-laws of the registrant. Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2 filed with the SEC on August 17, 2001.*

 10.1 Share Purchase Agreement, dated as of January 24, 2005, by and among Autocarbon, Inc., Natural Pharmatech, Inc. and the shareholders of Natural Pharmatech, Inc. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on January 28, 2005.*

 10.2 Executive Employment Agreement dated February 8, 2005 with Xiaobo Sun. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

 10.3 Executive Services Agreement dated February 8, 2005 with Lianqin Qu. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

 10.4 Director and Chief Technology Officer service contract dated February 14, 2005 with Tom Du. Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

 10.5 Chief Financial Officer service contract dated January 1, 2006 with Joseph J. Levinson. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 5, 2006.*

 10.6 Executive Employment Agreement dated February 8, 2005 with Zhuojun Li. Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on February 15, 2005.*

 10.7 Director Service Contract by and between the Company and Mr. Zhengyou Zhang, dated October 9, 2006. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 11, 2006.*

 10.8 Director and Chief Financial Officer Service Contract by and between the Company and Mr. Joseph J. Levinson, dated October 9, 2006. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 11, 2006.*

 10.9 Jilin Yicaotang Pharmaceutical Co., Ltd. Equity and Claim Transfer Agreement dated May 11, 2007 by and between Jilin Tian Yao Science and Technology Limited Company and Mr. Daojun Wang. Incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed with the SEC on May 18, 2007.*

 10.10 Stock Pledge Agreement dated May 11, 2007 by and between Mr. Daojun Wang and Jilin Tian Yao Science and Technology Limited Company. Incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the SEC on May 18, 2007.*

 16.1 Letter of Russell Brennan, dated February 11, 2005. Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed with the SEC on February 28, 2005.*

 16.2 Letter of Aaron Stein, dated April 25, 2005. Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K dated April 20, 2005, filed with the SEC on April 25, 2005.*

 31.1 Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002. **

 31.2 Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002. **

 32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

 32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

----------
*  Previously filed
** Filed herewith

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us by Moore Stephens P.C. for the fiscal years ended December 31, 2007 and 2006 were:

                                           2007              2006
                                         --------          --------
             Audit Fees                  $ 96,770          $ 76,943
             Audit Related Fees          $      0          $  6,003
             Tax Fees                    $  5,103          $      0
             All Other Fees              $  5,000          $      0
                                         --------          --------
             Total                       $106,873          $ 82,946
                                         ========          ========

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

ALL OTHER FEES

There are no other fees to disclose.

APPROVAL OF SERVICES

The Board of Directors reviewed and approved all audit and non-audit services provided by Moore Stephens P.C. during the fiscal year ended December 31, 2007 and concluded that these services were compatible with Moore Stephens P.C. maintaining its independence.

PRE-APPROVAL POLICIES AND PROCEDURES

The prior approval of the Board of Directors is not required for all auditing services and non auditing services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBAL PHARMATECH, INC.


Date: April 14, 2008                   By: /s/ Lianqin Qu
                                          --------------------------------------
                                       Name:  Lianqin Qu
                                       Title: Chief Executive Officer, President
                                              and Chairwoman


                                       By: /s/ Zongsheng Zhang
                                          --------------------------------------
                                       Name:  Zongsheng Zhang
                                       Title: Chief Financial Officer

In accordance with the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                              Title                     Date
      ---------                              -----                     ----


/s/ Lianqin Qu                      Chairwoman, President and     April 14, 2008
--------------------------------    Chief Executive Officer
Lianqin Qu


/s/ Zongsheng Zhang                 Chief Financial Officer       April 14, 2008
--------------------------------
Zongsheng Zhang


/s/ Zhenyou Zhang                   Director                      April 14, 2008
--------------------------------
Zhenyou Zhang

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                         -------

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

     Consolidated Statements of Cash Flows                                 F-6

     Notes to Consolidated Financial Statements                            F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF GLOBAL PHARMATECH INC.

We have audited the accompanying consolidated balance sheet of Global Pharmatech Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Pharmatech Inc. and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.


/s/ Moore Stephens, P.C.
--------------------------------
Moore Stephens, P.C.
Certified Public Accountants

New York, New York
April 14, 2008

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2007


CURRENT ASSETS
  Cash                                                             $  5,419,167
  Notes Receivable                                                       34,225
  Accounts Receivable, net                                            1,063,652
  Related Party Receivable                                               46,527
  Inventories                                                           858,025
  Other Receivables and Prepayments, net                                645,399
  Prepaid Expenses                                                       12,255
                                                                   ------------
TOTAL CURRENT ASSETS                                                  8,079,250
                                                                   ------------

PROPERTY PLANT & EQUIPMENT, NET                                       4,671,304

LAND LEASE, NET                                                         415,816
CONSTRUCTION IN PROGRESS                                                 37,385
INTANGIBLE ASSETS, NET                                                  129,237
                                                                   ------------

TOTAL ASSETS                                                       $ 13,332,992
                                                                   ============

CURRENT LIABILITIES
  Current Portion of Long Term Debt                                $  2,464,200
  Short Term Borrowings                                                 273,800
  Accounts Payable and Accrued Expenses                                 485,300
  Advance from Customers                                                207,203
  Other Payables and Accruals                                           573,270
  Taxes Payable                                                         130,754
  Other Current Liabilities                                              57,264
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             4,191,791
                                                                   ------------

LONG TERM DEBT
                                                                   ------------

MINORITY INTEREST                                                     1,104,145
                                                                   ------------
STOCKHOLDERS' EQUITY
  Preferred Stock, par value .0001 per Share
   5,000,000 Shares Authorized, No Shares
   Issued and Outstanding
  Common Stock Par Value $0.0001 per Share, 95,000,000 Shares
   Authorized,23,247,935 Issued and Outstanding                           2,325
  Additional Paid-in Capital                                         11,374,300
  Appropriated Retained Earnings (Deficit)                              259,331
  Unappropriated Retained Earnings                                   (4,281,848)
  Accumulated Other Comprehensive Income                                697,948
  Subscription Receivable                                               (15,000)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                            8,037,056
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 13,332,992
                                                                   ============

          See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2007 AND 2006

                                                         2007                   2006
                                                     ------------           ------------
Sales                                                $  2,819,090           $  2,128,740
Cost of Sales                                           1,502,841                531,241
                                                     ------------           ------------

Gross Profit                                            1,316,249              1,597,496
                                                     ------------           ------------
Operating Expenses
  Advertising                                             295,001                 67,869
  Research and Development                                714,152                693,786
  Selling Expenses                                        106,784                 56,255
  General and Administrative                            1,390,164              1,593,321
  Bad Debts                                             1,302,024                461,503
                                                     ------------           ------------

Loss from Operations                                   (2,491,876)            (1,275,238)
                                                     ------------           ------------
Other Income (Expenses)
Miscellaneous Income                                      181,578                513,563
Interest Expense                                         (188,636)              (139,383)
                                                     ------------           ------------
                                                           (7,058)               374,180
                                                     ------------           ------------
Loss Before Minority Interest and
Discontinued Operations                                (2,498,934)              (901,058)
                                                     ------------           ------------
Minority Interest                                          53,730               (109,135)
                                                     ------------           ------------
Loss from Continuing Operations                        (2,445,204)            (1,010,193)

Loss from discontinued operations                         (49,102)              (224,198)

Loss on sales of Jilin Yi Cao Tang Pharmacy
CO., Ltd ("YCT")                                         (804,600)                     0
                                                     ------------           ------------
Loss from discontinued operations                        (853,702)            (1,234,391)
Provision for Income Taxes
Current                                                         0                      0
Deferred                                                        0                      0
                                                     ------------           ------------
Net (Loss)                                           $ (3,298,906)          $ (1,234,391)
                                                     ============           ============
Earnings(Loss) Per Common Share
Continuing Operations                                $      (0.10)          $      (0.05)
Discontinued operations                                     (0.04)                 (0.01)
                                                     ------------           ------------
                                                     $      (0.14)          $      (0.06)
                                                     ============           ============

Weighted Average Common Shares Outstanding             23,247,935             21,581,268
                                                     ============           ============
Comprehensive Loss:
  Net Loss                                           $ (3,298,906)          $ (1,234,391)
  Foreign Currency Translation Adjustment                 240,119                457,829
                                                     ------------           ------------
  Comprehensive Income                               $ (3,058,787)          $   (776,562)
                                                     ============           ============

          See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2007 AND 2006

                                                          Common Stock                                   Accumulated
                                                    -------------------------            Paid-in        Comprehensive
                                                    Shares             Amount            Capital           Income
                                                    ------             ------            -------           ------
Balance at December 31, 2005                      18,247,935            1,825           6,749,800

Common Stock Issued for Cash                       5,000,000              500           4,624,500

Net Loss

Reclassification to Appropriated
 Retained Earnings

Foreign Currency Translation Adjustment                                                                    457,829
                                                 -----------           ------         -----------         --------

Balance at December 31, 2006                     23,247,935            $2,325         $11,374,300         $457,829

Net Loss

Reclassification to Appropriated
 Retained Earnings

Foreign Currency Translation Adjustment                                                                    240,119
                                                 -----------           ------         -----------         --------
Balance at December 31, 2007                     $23,247,935           $2,325         $11,374,300         $697,948
                                                 ===========           ======         ===========         ========

                                                 Appropriated      Unappropriated         Stock
                                                   Retained           Retained         Subscription    Stockholders'
                                                   Earnings       Earnings (Deficit)    Receivable        Equity
                                                   --------       ------------------    ----------        ------

Balance At December 31, 2005                         20,642            490,138            (15,000)       7,247,405

Common Stock Issued for Cash                                                                             4,625,000

Net Loss                                                            (1,234,391)                         (1,234,391)

Reclassification to Appropriated
 Retained Earnings                                  216,410           (216,410)

Foreign Currency Translation Adjustment                                                                    457,829
                                                 ----------        -----------           --------      -----------
Balance at December 31, 2006                     $  237,052        $  (960,663)          $(15,000)     $11,095,843

Net Loss                                                            (3,298,906)                         (3,298,906)

Reclassification to Appropriated
 Retained Earnings                                   22,279            (22,279)

Foreign Currency Translation Adjustment                                                                    240,119
                                                 ----------        -----------           --------      -----------
Balance at December 31, 2007                     $  259,331        $(4,281,848)          $(15,000)     $ 8,037,056
                                                 ==========        ===========           ========      ===========

          See accompanying Notes to Consolidated Financial Statements

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                            DECEMBER 31,2007 AND 2006

                                                                          2007                  2006
                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                          $(3,298,906)          $(1,234,391)
  Adjustments to reconcile net income to net
   cash used by operating activities
     Minority Interest                                                     53,730                97,335
     Bad Debt Expense                                                   1,302,024               461,503
     Loss on Disposal                                                     804,600
     Loss from Discontinued Operations                                     49,102                 1,086
     Depreciation                                                         388,163               509,518
     Amortization of Land Lease and Intangible Assets                      28,005                28,841

DECREASE (INCREASE) IN OPERATING ASSETS
  Accounts Receivable                                                    (504,899)              660,799
  Related Party Receivable                                                 62,961               558,489
  Notes Receivable                                                         10,319               (41,114)
  Inventories                                                             195,929              (342,164)
  Other Receivable and Prepayments                                        401,741              (487,389)
  Prepaid Expenses                                                          3,613                 3,559
  Other Current Assets                                                    (24,876)

INCREASE (DECREASE) IN OPERATING LIABILITIES
  Accounts Payable and Accrued Expenses                                   287,183              (151,603)
  Related Party Payable                                                   (69,858)
  Advance from Customers                                                  107,460                38,475
  Other Payables and Accruals                                            (138,944)              148,687
  Taxes Payable                                                            49,569                14,468
  Other Liabilities                                                        (8,787)               65,531
                                                                      -----------           -----------

Net Cash Provided (Used) by Continuing Operations                        (339,473)              225,134
Net Cash Provided (Used) by Discontinued Operations                       (44,465)               36,638
                                                                      -----------           -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         (383,938)              261,772
                                                                      -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceed from Disposal of Fixed Assets                                        --                25,031
  Purchase of Fixed Assets                                               (153,275)             (399,133)
  Purchase of Intangible Assets                                            (2,684)                   --
  Puchase in Construction in Progress                                     (35,898)              (15,818)
                                                                      -----------           -----------

Net Cash Used by Continuing Investing Activities                         (191,858)             (404,319)
Net Cash Used by Discontinued Investing Activities,
 Including Proceeds from Sale of Subsidiary                                (6,691)               14,399
                                                                      -----------           -----------
NET CASH (USED) BY INVESTING ACTIVITIES                                  (198,549)             (389,920)
                                                                      -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short Term Borrowing                                           --               250,313
  Net Change in Long Term Borrowing                                            --               (50,063)
  Contributions from minority interest                                    125,880                    --
  Proceeds from Common Stock                                                   --             4,625,000
                                                                      -----------           -----------
Net Cash Used by Continuing Financing Activities                          125,880             4,875,636
Net Cash Provided (Used) by Discontinued Finaning Activities               49,779               (50,063)
                                                                      -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 175,659             4,825,250
                                                                      -----------           -----------
Effect of Exchange Rate Changes on Cash                                   270,840               167,218
NET INCREASE (DECREASE) IN CASH                                          (135,988)          $ 4,697,102

CASH AT BEGINNING OF YEAR                                               5,555,155           $   690,835
                                                                      -----------           -----------
CASH AT END OF YEAR                                                     5,419,167           $ 5,555,155
                                                                      ===========           ===========
Supplemental Data: Cash Paid During the Year for:
  Interest                                                                188,636           $   163,021
                                                                      ===========           ===========
  Income Taxes                                                                  0           $    21,838
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

During the first quarter of 2007, JTY and Natural purchased 50% and 25%, respectively, of the equity interest in Jilin Biotech Co., Ltd ("BIO"), a Chinese company, for $3,000,000 Hong Kong dollars (approximately $385,000). The 25% owner invested $1,000,000 Hong Kong dollars. The US$ equivalent of approximately $125,880 is included with contributions from minority interest in financing activities in the December 31, 2007 statement of cash flows.

On May 11, 2007, the Company entered into an Equity and Liability Transfer Agreement to sell JTY's 95% equity interest in one of its Chinese subsidiaries, Jilin Yi Cao Tang Pharmacy Co., Ltd ("YCT"), to Mr. Daojun Wang for a price of RMB9,000,000 (approximately $1,197,000) The following table details the payment schedule for the sale:

    Due Date                                           Amount Due (in RMB)
    --------                                           -------------------
3 days after signing this agreement             500,000 (approximately $66,500)
May 30, 2007                                    500,000 (approximately $66,500)
November 30, 2007                             1,000,000 (approximately $133,000)
May 30, 2008                                  1,000,000 (approximately $133,000)
November 30, 2008                             1,000,000 (approximately $133,000)
May 30, 2009                                  1,000,000 (approximately $133,000)
November 30, 2009                             1,000,000 (approximately $133,000)
May 30, 2010                                  1,000,000 (approximately $133,000)
November 30, 2010                             1,000,000 (approximately $133,000)
May 30, 2011                                  1,000,000 (approximately $133,000)

The Company has converted the receivable to present value using a 5% discount rate. The total discounted amount is $60,778, and this will be amortized over the life of payment schedule (see Note 2N).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Global and its majority-owned subsidiaries as of December 31, 2007 and for the two years in the period then ended. All significant inter-company balances and transactions have been eliminated in consolidation.

B. USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and allowance for doubtful receivable. Actual results could differ from those estimates.

C. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2007 the Company did not have any cash equivalents.

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

G. REVENUE RECOGNITION

Contract revenues earned from the transfer of technology (licensing arrangements) are recognized in accordance with contract terms. Such revenues were approximately $290,295 and $1,232,000 for the years ended December 31, 2007 and 2006, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues were approximately $211,610 and $16,600 for the years ended December 31, 2007 and 2006, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. Such revenues were approximately $2,317,185 and $1,220,000 for the years ended December 31, 2007 and 2006, respectively.

Government grants are recognized as other income upon receipt. Such revenues were approximately $211,715 and $167,000 for the years ended 2007 and 2006, respectively.

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

I. FOREIGN CURRENCY TRANSLATION

The functional currency of JTY and its subsidiaries is the Chinese Yuan (RMB) and their reporting currency is the US dollar. JTY's consolidated balance sheet accounts are translated into US dollars at the period-end exchange rate and revenue and expenses are translated into US dollars at the average exchange rate prevailing during the period in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations affecting transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The transaction gains and losses were immaterial for the years ended December 31, 2007 and 2006.

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

L. ADVERTISING COSTS

Advertising costs are charged to operations when incurred. Advertising costs for each of the years ended December 31, 2007 and 2006 are approximately $295,001 and $68,000, respectively.

M. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the earnings (loss) for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

At December 31, 2007 and 2006, there were no common stock equivalents.

N. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable, related party receivables and other receivables that are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's or debtor's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2007, the allowance for doubtful accounts are approximately $46,789 for accounts receivable, $1,553,771 for related party receivable and $41,133 for other receivables. The 2007 bad-debt provision is mainly for the $1,140,000 accounts receivable of sales of YCT, which represents the full balance of this receivable at December 31, 2007.

O. APPROPRIATED RETAINED EARNINGS

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate 15% of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated financial statements as appropriated retaining earnings and which, at December 31, 2007, had a $237,502 balance.

3. INVENTORY

Inventory is comprised of the following:

                                             December 31, 2007
                                             -----------------
                    Raw materials                $298,403
                    Work in progress              401,145
                    Finished goods                158,477
                                                 --------

                    Total                        $858,025
                                                 ========

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

 4. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

                                                         December 31, 2007
                                                         -----------------
         Office equipment                                   $  157,622
         Machinery and equipment                             2,451,611
         Furniture and fixtures                                  5,216
         Computer equipment                                     58,612
         Vehicles                                              151,830
         Buildings and improvements                          1,579,340
         Buildings pledged as security to creditor           2,040,486
         TOTAL AT COST                                       6,444,718
                                                            ----------
         Accumulated depreciation and amortization           1,773,414
                                                            ----------

         Net                                                $4,671,304
                                                            ==========

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was approximately $388,200 and $341,800 respectively.

Depreciation and amortization expenses included in research and development, and general and administrative expenses were approximately $321,900, and $66,300, respectively, for 2007. For 2006, such expenses were approximately $183,400 and $158,400, respectively.

5. INCOME TAXES

The deferred tax liability as of December 31, 2007 is immaterial and is included with other liabilities.

A reconciliation between taxes computed at the Chinese statutory rate of 15% and the Company's effective tax rate is as follows:

                                                    2007                2006
                                                  ---------           ---------
Income tax(benefit) on pretax income (loss)
 at statutory rate                                $(494,836)          $(185,159)
Effect of income tax exemption                    $(494,836)          $(185,159)
Income tax at effective rate                      $       0           $       0

As at December 31, 2007, the Company had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $1,123,000 that are available to offset future taxable income. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended. Accordingly, management has increased the valuation allowance by $96,200 in current year to reduce the deferred tax asset of approximately $393,000 associated with the net operating loss carryforwards to zero at December 31, 2007.

Additionally, as of December 31, 2007 and 2006, the Company had accumulated net operating loss carryforwards for Chinese tax purposes of approximately $1,321,000 and $848,000, respectively. Realization of the Chinese tax net operating loss carryforwards is dependent on future profitable operations, as well as a maximum five-year carryforward period. Accordingly, management has

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

recorded a valuation allowance to reduce the deferred tax associated with the net operating loss carryforwards to zero at December 31, 2007. These tax losses yield deferred tax assets of approximately $198,000 and $67,000, respectively, as of December 31, 2007 and 2006. Valuation allowance of an equal amount has been recorded as of December 31, 2007.The valuation allowance has increased approximately $131,000 from 2006 to 2007.

The Company and each of its subsidiaries file separate income tax returns. JTY qualifies as a "high-technology foreign joint venture" which entitles it to an exemption from PRC income tax for two years beginning with its first profitable year. Since its first profitable year was 2005, JTY is entitled to an exemption from PRC tax for the years 2005 and 2006. Because JTY qualifies as a "high-technology joint venture" and is located in an economic development zone, it is entitled to a reduced tax rate of 10% for the three years beginning in 2007 through 2009. Thereafter, it will be taxed at the standard income tax rate of 15%.

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

BIO is a "foreign joint venture" which entitles it to an exemption from PRC income tax for two years beginning with its first profitable year. After these two years, it is entitled to a tax rate of 15% for three additional years.

The Company is also subject to value added tax (VAT), business tax and surtax totaling 5.5 percent of gross sales.

The Company is still in the full-tax-exemption period for the Chinese subsidiaries which reported positive net income for the year ended December 31, 2007, and therefore no tax was due for the period.

6. CONCENTRATIONS AND CREDIT RISK

The Company operates principally in China and grants credit to customers located there. Although China is considered economically stable, it is possible that unanticipated events there or in foreign countries could disrupt the Company's operations.

At December 31, 2007, the Company has a credit risk exposure of uninsured cash in banks of approximately $5,419,167. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the year ended December 31, 2007, one customer accounted for more than 10% of sales at $ 281,909 (10%). For 2006, one customer accounted for $250,000 of sales (10%).

7. LONG-TERM DEBT

The Company has one long-term loan from one financial institution totaling approximately $2,464,200 at December 31, 2007. The weighted interest rate of the loan at December 31, 2007 was approximately 9.13 percent. The loan is secured by JTY's office building and matures in one lump sum payment on November 15, 2008.

                                   Amounts Due
                                   -----------

                     2008          $2,464,200
                                   ----------
                     Total         $2,464,200
                                   ==========

As of December 31, 2007, the Company has one short-term borrowing of $273,800 with an APR of 8.54%. The term of the borrowing is from June 2, 2007 to June 3, 2008, and the lender is Bank of Jilin, Tongguang Branch.

Interest expense and related service charges were $188,636 and $162,415 for the years ended December 31, 2007 and 2006, respectively.

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

8. RELATED PARTY TRANSACTIONS

As of December 31, 2007, the Company has the following amounts due from and to related parties:

                        ADVANCES DUE FROM RELATED PARTIES

                        Yu Ming Li               36,960

                        STOCKHOLDERS
                        Yun Peng  Min             5,460
                        Dong Hai Zhang            4,107
                                                -------
                        TOTAL                   $46,527
                                                =======

These balances have no stated terms for repayment and are not interest bearing.

Yu Ming Li is the brother in law of the chairman of the company.

Yun Peng Min is a shareholder of the Company.

Donghai Zhang is employed by JTY.

9. INTANGIBLE ASSETS

The Company's intangible assets of approximately $227,440 consist primarily of purchased technology and self-developed patents. No patent has any significant residual value. Each patent has an estimated useful life of twenty years but the legal rights are limited to ten years by the Chinese government, therefore, the Company uses five to ten years as its amortization period. Amortization expense was approximately $28,005 and $18,700 for 2007 and 2006, respectively.

The accumulated amortization was approximately $98,203 and $67,700 as of December 31, 2007 and 2006, respectively. Amortization for each of the next five years is estimated to be $22,744 each year.

10. EMPLOYEE BENEFITS

The Company is required by statutory Chinese employment laws to fund certain government sponsored employee benefits. The expense incurred by the Company for the years ended December 31, 2007and 2006 was approximately $13,508 and $41,000, respectively.

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

11. INCENTIVE STOCK OPTION PLAN

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

12. INVESTMENT IN LAND LEASE

As of December 31, 2007 the Company had a parcel of land leased from the Chinese government. The term of the lease is fifty years. The consideration under the agreement amounts to approximately $485,000. The Company classifies the lease as operating and therefore amortizes the cost using the straight-line method over the life of the lease. Rent expense was approximately $10,000 for the year ended December 31, 2006 and $13,500 for the year ended December 31, 2007. Accumulated amortization at December 31, 2007 was approximately $69,100. The estimated amount of amortization expense for each of the five succeeding fiscal years is $13,500 annually.

13. NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.

SFAS NO. 141 (REVISED), BUSINESS COMBINATIONS. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations.

SFAS NO. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be included in the equity section of the balance sheet, but apart from the parent's equity. All changes in the parent's ownerhsip interest in a subsidiary are to be accounted for as equity transactions. Any retained noncontrolling equity interest in a deconsolidated subsidiary is to be initially measured at fair value, with any gain or loss on consolidation measured using this fair value.

SFAS NO. 161,DISCLOSURES ABOUT DERIVIATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133. SFAS No. 161 requires enhanced disclosures for all derivative instruments and hedging activities covered by SFAS No. 133.

SFAS NOSOP NO. 07-01, CLARIFICATION OF THE SCOPE OF THE AUDIT AND ACCOUNTING GUIDE "INVESTMENT COMPANIES" AND ACCOUNTING BY PARENT COMPANIES AND EQUITY METHOD INVESTORS FOR INVESTMENTS IN INVESTMENT COMPANIES. SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. The provisions of the SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. As of December 1, 2007 the FASB has proposed an indefinite deferral of this SOP.

EITF ISSUE NO. 06-11, ACCOUNTING FOR INCOME TAX BENEFITS OF DIVIDENDS ON SHARE-BASED PAYMENT AWARDS. In this Issue, a consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted.

FSP NO. FAS 158-1, CONFORMING AMENDMENTS TO THE ILLUSTRATIONS IN FASB STATEMENTS NO. 87, NO. 88, AND NO. 106 AND TO THE RELATED STAFF IMPLEMENTATION GUIDES. This FSP provides conforming amendments to the illustrations in FASB Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FASB Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.

FSP NO. FIN 46(R)-7, APPLICATION OF FASB INTERPRETATION NO. 46(R) TO INVESTMENT COMPANIES. This FSP addresses the application of FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. The provisions of the FSP are effective when the entity adopts SOP 07-01.

SEC STAFF ACCOUNTING BULLETIN NO. 109, WRITTEN LOAN COMMITMENTS RECORDED AT FAIR VALUE THROUGH EARNINGS. SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

14. OTHER RECEIVABLE AND PREPAYMENT

Other receivables and prepayment of approximately $645,000 at December 31, 2007 consists largely of short term advances made to customers, suppliers and other entities which the Company has or expects to conduct business.

                     GLOBAL PHARMATECH, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS UNLESS OTHERWISE STATED)

15. DISCOUNTINUED OPERATIONS

Due to consistent operating losses at its YCT subsidiary, in March 2007, the Company's Board of Directors approved a plan to sell Natural Pharmatech China's 95% equity interest in YCT to Mr. Daojun Wang for a price of RMB9,000,000 (approximately $1,197,000). On May 11, 2007, the Company and Mr. Wang signed the Equity and Liability Transfer Agreement. As of December 31, 2007, the above transfer has been executed, and YCT's ownership has been transferred to Mr. Wang. The Company has recorded a loss of $804,600 on the sale.

The following table represents the results of the discontinued operations and net of minority interest:

                                             2007                2006
                                           ---------           ---------
       Sales - YCT                         $ 138,606           $ 246,771
                                           =========           =========
       Loss from operations - YCT          $ (51,960)          $(235,998)
                                           =========           =========
       Net loss from discontinued
        Operations - YCT                   $ (49,102)          $(224,198)
                                           =========           =========
       Loss on sale of YCT                 $(804,600)          $       0
                                           =========           =========

As of December 31, 2007, the Company has received RMB 600,000 (approximately $78,870) from Mr. Daojun Wang as payment for YCT. According to the contract, the Company should have received RMB 2,000,000 (approximately $266,000) by that date, however, as of that date, the receivable is RMB 8,400,000 (approximately 1,140,000). The Company made a bad debt provision for this receivable. The Company intends to increase its effort on collecting the receivables.