Form 10-Q
period 2008-03-31
Global Pharmatech, Inc.
filed 2008-05-15
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the transition period from ____________ to _____________

                        Commission File Number 333-67884


                             GLOBAL PHARMATECH, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                        33-0976805
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        509 Maoxiang Street, High-Technology Industrial Development Zone,
                         Changchun, Jilin, China 130012
                    (Address of principal executive offices)

                                +86 431 8554 1826
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 27, 2008: 23,614,085 shares of common stock, par value $0.0001 per share.

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION .............................................   3

Item 1. Financial Statements and Notes thereto .............................   3

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  13

Item 4. Controls and Procedures ............................................  13

PART II - OTHER INFORMATION ................................................  14

Item 1. Legal Proceedings ..................................................  14

Item 1A. Risk Factors.......................................................  14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........  19

Item 3. Defaults Upon Senior Securities ....................................  19

Item 4. Submission of Matters To a Vote of Security Holders ................  19

Item 5. Other Information ..................................................  19

Item 6. Exhibits ...........................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     Global Pharmatech Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                     March 31,             December 31,
                                                                       2008                   2007
                                                                   ------------           ------------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  5,467,480           $  5,419,167
  Notes Receivable                                                            0                 34,225
  Accounts receivable, net                                            1,052,422              1,063,652
  Related party receivable                                               78,480                 46,527
  Inventories                                                           836,455                858,025
  Other current assets                                                  737,841                657,654
                                                                   ------------           ------------
      Total Current Assets                                            8,172,678              8,079,250
                                                                   ------------           ------------

PROPERTY, PLANT & EQUIPMENT, net                                      4,791,237              4,671,304
LAND LEASE, net                                                         430,211                415,816
CONSTRUCTION IN PROGRESS                                                 38,906                 37,385
INTANGIBLE ASSETS, net                                                  117,666                129,237
                                                                   ------------           ------------
                                                                      5,378,020              5,253,741
                                                                   ------------           ------------
      Total Assets                                                 $ 13,550,698           $ 13,332,992
                                                                   ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion of Long Term Debt                                $  2,564,460           $  2,464,200
  Short-term borrowing                                                  284,940                273,800
  Accounts payable and accrued expenses                                 462,735                485,300
  Advances from customers                                               226,400                207,203
  Other payables and accruals                                           746,557                573,270
  Taxes Payable                                                          70,473                130,754
  Other current liabilities                                              44,637                 57,264
                                                                   ------------           ------------
      Total Current Liabilities                                       4,400,202              4,191,791

MINORITY INTEREST                                                     1,177,479              1,104,145

STOCKHOLDERS' EQUITY
  Preferred stock par value $ 0.0001 per share, 5,000,000
   shares authorized, no shares issued and outstanding
  Common stock par value $ 0.0001 per share, 95,000,000
   shares authorized, 23,247,935 shares issued and outstanding            2,325                  2,325
  Additional paid in capital                                         11,374,300             11,374,300
  Appropriated retained earnings                                        259,781                259,331
  Unappropriated retained earnings                                   (4,495,948)            (4,281,848)
  Accumulated other comprehensive income                                847,559                697,848
  Subscription receivable                                               (15,000)               (15,000)
                                                                   ------------           ------------
      Total Stockholders' Equity                                      7,973,017              8,037,056
                                                                   ------------           ------------
      Total Liabilities and Stockholders' Equity                   $ 13,550,698           $ 13,332,992
                                                                   ============           ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     Global Pharmatech Inc. and Subsidiaries
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

                                                            2008                   2007
                                                        ------------           ------------
REVENUE                                                 $    702,422           $    470,959
COST OF REVENUE                                              380,019                205,441
                                                        ------------           ------------
GROSS PROFIT                                                 322,403                265,518
                                                        ------------           ------------
OPERATING EXPENSES
  Advertising                                                    929                  3,254
  Research and development                                   196,268                119,534
  Selling expenses                                            21,750                 22,421
  General and administrative expenses                        325,141                293,787
                                                        ------------           ------------
                                                             544,088                438,996
                                                        ------------           ------------
LOSS FROM OPERATIONS                                        (221,685)              (173,478)
                                                        ------------           ------------
OTHER INCOME (EXPENSES)
  Miscellaneous income (expenses)                             93,753                 (3,982)
  Interest expense                                           (63,029)               (43,987)
                                                        ------------           ------------
                                                              30,724                (47,969)
                                                        ------------           ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST              (190,961)              (221,447)

PROVISION FOR INCOME TAXES
  Current                                                         --                     --
  Deferred                                                        --                     --
                                                        ------------           ------------
LOSS BEFORE MINORITY INTEREST                               (190,961)              (221,447)
MINORITY INTEREST                                            (22,689)                (4,338)
                                                        ------------           ------------
LOSS FROM CONTINUING OPERATIONS                             (213,650)              (225,785)
                                                        ------------           ------------
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX                     --                (49,396)
                                                        ------------           ------------

NET LOSS                                                $   (213,650)          $   (275,146)
                                                        ============           ============

BASIC NET LOSS PER SHARE
  CONTINUING OPERATIONS                                 $      (0.01)          $      (0.01)
  DISCONTINUED OPERATIONS                                       0.00                   0.00
                                                        ------------           ------------
                                                        $      (0.01)          $      (0.01)
                                                        ============           ============
DILUTED NET LOSS PER SHARE
  CONTINUING OPERATIONS                                 $      (0.01)          $      (0.01)
  DISCONTINUED OPERATIONS                                       0.00                   0.00
                                                        ------------           ------------
                                                        $      (0.01)          $      (0.01)
                                                        ============           ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                23,247,935             23,247,935
                                                        ============           ============
Net Loss                                                    (213,650)              (275,146)
Foreign Currency Translation Adjustment                      149,611                169,497
                                                        ------------           ------------
Comprehensive Income                                    $    (64,039)          $   (105,649)
                                                        ============           ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     Global Pharmatech Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

                                                                                       2008                  2007
                                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $  (213,650)          $  (275,146)
  Adjustments to reconcile net income to net cash used by operating activities:
     Minority interest                                                                  22,690                 4,338
     Depreciation                                                                      101,168                90,455
     Amortization of land lease and intangible assets                                   18,968                 8,179
     Loss from discontinued operations                                                       0                49,396
  Changes in operating assets and liabilities Decrease
     (Increase) in operating assets:
     Accounts receivable                                                                53,426              (316,497)
     Related party receivable                                                          (29,464)              (20,234)
     Notes Receivable                                                                   34,911                  (379)
     Inventories                                                                        55,361               251,025
     Prepaid expenses                                                                   12,501                14,993
     Other current assets                                                               67,889              (105,697)
  Increase (Decrease) in operating liabilities:
     Accounts payable and accrued expenses                                             (40,567)              233,556
     Advance from customers                                                             10,533                27,663
     Other payable and accruals                                                       (152,509)               46,624
     Taxes payable                                                                     (64,300)               (7,847)
     Other liabilities                                                                 (13,163)                3,000
                                                                                   -----------           -----------
Net Cash Provided (Used) by Continuing Operating Activities                           (136,206)                3,429
Net Cash (Used) by Discontinued Operating Activities                                         0               (44,465)
                                                                                   -----------           -----------
Net Cash Provided (Used) by Operating Activities                                      (136,206)              (41,036)
                                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                             (32,432)             (116,586)
  Purchase of intangible                                                                     0               (15,812)
  Construction in progress                                                                   0               (11,439)
                                                                                   -----------           -----------
Net Cash Used by Continuing Investing Activities                                       (32,432)             (143,837)
Net Cash Used by Discontinued Investing Activities
Including Proceeds from Sale of Subsidiary                                                   0                (6,691)
                                                                                   -----------           -----------
Net Cash Used by Investing Activities                                                  (32,432)             (150,528)
                                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term                                                                   0              (256,276)
  Long-term borrowings                                                                       0                18,832
  Contributions from minority interest                                                       0               191,105
                                                                                   -----------           -----------
Net Cash Provided (Used) by Financing Activities                                             0               (46,339)
Net Cash Provided (Used) by Discontinued Financing Activities                                0                49,779
                                                                                   -----------           -----------
Net Cash Used by Financing Activities                                                        0                 3,440
                                                                                   -----------           -----------
Effect of exchange rate changes on cash                                                216,951                43,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    48,313              (144,539)

CASH AND CASH EQUIVALENTS, beginning of period                                       5,419,167             5,555,155
                                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                           $ 5,467,480           $ 5,410,616
                                                                                   ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                                    $    63,029           $    43,987
                                                                                   ===========           ===========
  Income taxes paid                                                                $         0           $         0
                                                                                   ===========           ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008

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

During the first quarter of 2007, JTY and Natural purchased 50% and 25%, respectively, of the equity interest in Jilin Biotech Co., Ltd ("BIO"), a Chinese company, for 3,000,000 Hong Kong dollars (approximately $385,000). The 25% owner of BIO invested 1,000,000 Hong Kong dollars. The US$ equivalent of approximately $125,880 is included with contributions from minority interest in financing activities in the March 31, 2007 statement of cash flows.

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

The Company has converted the receivable to present value using a 5% discount rate. The total discounted amount is $60,778, and this will be amortized over the life of payment schedule. As of March 31, 2008, the Company has established a reserve for bad debt for the full amount of this receivable because the amounts due are not being collected on time.

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

The accompanying unaudited consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to small business issuers. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as reported in Form 10-KSB.

b. Inventory

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method. Certain inventory goods purchased are subject to spoilage within a short period of time while in possession of the Company. Inventory costs do not exceed net realizable value.

c. Revenue Recognition

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $40,484 and $145,071 in 2008 and 2007, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $8,384 and $0 in 2008 and 2007, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $653,554 and $325,888 in 2008 and 2007, respectively.

Government grants are recognized as other income upon receipt. These revenues are $83,760 and $0 in 2008 and 2007, respectively.

d. Foreign Currency Translation

The functional currency of Natural Pharmatech China and its subsidiaries is the Chinese Yuan (RMB) and their reporting currency is the US dollar. Natural Pharmatech China's consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The transaction gains and losses were immaterial for the periods ended March 31, 2008 and 2007.

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

e. Appropriated retained earnings

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate ten percent of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated balance sheet as appropriated retained earnings and which, at March 31, 2008, had a balance of $259,781 (December 31, 2007: $259,331).

3. Inventory

Inventory is comprised of the following:

                                             March 31, 2008     December 31,2007
                                             --------------      --------------
              Raw materials                     $282,372            $298,403
              Work in progress                  $422,450            $401,145
              Finished goods                    $131,633            $158,477
                                                --------            --------
              Total                             $836,455            $858,025
                                                ========            ========

4. Other Current  Assets

Other Current Assets is comprised of the following:

                                             March 31, 2008     December 31,2007
                                             --------------      --------------
   Other Receivables and Prepayments, net       $737,841            $645,399
   Prepaid Expenses                             $      0            $ 12,255
                                                --------            --------
   Total                                        $737,841            $657,654
                                                ========            ========

5. Property and Equipment

Property and equipment is comprised of the following:

                                             March 31, 2008     December 31,2007
                                             --------------      --------------
Office equipment                               $  164,434          $  157,623
Machinery and Equipment                         2,553,682           2,451,611
Furniture and Fixtures                              5,670               5,216
Computer equipment                                 63,431              58,612
Vehicles                                          183,652             151,830
Buildings and improvements                      1,643,598           1,579,340
Buildings pledged as security to creditor       2,123,506           2,040,486
                                               ----------          ----------
TOTAL AT COST                                   6,737,973           6,444,718
                                               ----------          ----------

  ACCUMULATED DEPRECIATION AND AMORTIZATION     1,946,736           1,773,414
                                               ----------          ----------

  NET                                          $4,791,237          $4,671,304
                                               ==========          ==========

Depreciation and amortization expense for each of the three months ended March 31, 2008 and 2007 was approximately $101,100 and $90,500 , respectively.

6. Income Taxes

The deferred tax liability as of March 31, 2008 is immaterial and is included with other liabilities.

The Company and each of its subsidiaries file separate income tax returns. JTY qualifies as a "high-technology foreign joint venture" which entitles it to an exemption from PRC income tax for two years beginning with its first profitable year. Since its first profitable year was 2005, JTY was entitled to an exemption from PRC tax for the years 2005 and 2006. Because JTY qualifies as a "high-technology joint venture" and is located in an economic development zone, it is entitled to a reduced tax rate of 10% for the three years beginning in 2007 through 2009. Thereafter, it will be taxed at the standard income tax rate of 15%.

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

Changchun Xiandi Technology Inc. ("XD") is considered a "high technology joint venture" and so is entitled to full exemptions from income tax for two years, beginning with its first profitable year. Thereafter, it is assessed at the standard income tax rate for joint ventures of 15%.

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

At March 31, 2008, the Company has a credit risk exposure of uninsured cash in banks of $5,467,480 (December 31, 2007: $5,419,167). The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the three months ended March 31, 2008, one customer accounted for $72,352 (10%) of total sales.

For the three months ended March 31, 2007, two customers accounted for $191,347 (41%) of total sales as follows: Customer A at $126,755 (27%), and Customer B at $64,592 (14%).

8. Debt

The Company has one long-term loans from one financial institutions totaling approximately $2,564,460 at March 31, 2008 (December 31, 2007: $2,464,200). The
weighted average interest rate of these loans at March 31, 2008 was approximately 9.82% (December 31, 2007: $9.13%). The loan, secured by Natural Pharmatech China's office building, and matures in one lump sum payment on November 15, 2008. As of March 31, 2008, the Company has one short-term borrowing of $284,940 with an annual percentage rate ("APR") of 8.54% (December 31, 2007: $273,800 at 8.54%). The term of the borrowing is from June 2, 2007 to June 3, 2008, and the lender is Bank of Jilin, Tongguang Branch.

Interest expense and related service charges were approximately $63,000 and $44,000 for the three months ended March 31, 2008 and 2007, respectively.

9. Related Party Transactions

As of March 31, 2008, the Company has the following amounts due from and to related parties:

Advances Due From Related Parties

                                          March 31, 2008        December 31,2007
                                          --------------        ----------------
              Stockholders
                Yun Peng Min                  $ 7,663               $ 5,460
                Ben Ji Wang                   $ 9,701               $     0
                Dong Hai Zhang                $ 5,414               $ 4,107
                Yu Ming Li                    $38,463               $39,960
                Quan Cheng Zhao               $12,965               $     0
                Sheng Wu Chen                 $ 4,274               $     0
                                              -------               -------

              Total                           $78,480               $46,527
                                              =======               =======

Dong Hai Zhang is employed by Natural Pharmatech China, and owns more than 5% of the Company's issued shares.

Yu Ming Li, Ben Ji Wang, Quan Cheng Zhao and Sheng Wu Chen are the Company's senior managers, Yun Peng Min is a shareholder of the Company.

These balances have no stated terms for repayment and are not interest bearing.

10. Other Current Liabilities

The account comprises salaries and benefits payable to employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto set forth in Item 1of this Form 10-Q. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, including but not limited to the following:

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

JTY has four subsidiaries: BCT, Jilin Tian Yao Drug Safety Evaluation Co., Ltd. ("JDE"), Jilin Biotech Co., Ltd. ("BIO") and Changchun Xiandi Technology Inc. (`XD"). JTY owns 75% of the shares of BCT, which was established in September 2002 as a Sino-foreign joint venture with BCT HK, a Hong Kong distributor of natural drugs. BCT is principally engaged in the manufacture and sale of Chinese medicine of the solid dose type, and is capable of manufacturing 20 drugs in three forms. Our solid dose and capsule manufacturing, pre-manufacturing and extraction plants received a national GMP (Good Manufacturing Practice) certificate in April 2004.

JTY owns 99.5% of the shares of JDE, which was established in April 2003. It is engaged in pharmacology, safety pharmacology, and short- and long-term toxicology studies. JDE obtained a national GLP (Good Laboratory Practice) certificate in December 2004.

During the first quarter of 2007, JTY and Natural purchased 50% and 25%, respectively, of the equity interest in BIO, a Chinese company, for 3,000,000 Hong Kong dollars (approximately $385,000). The 25% owner of BIO invested 1,000,000 Hong Kong dollars. The US$ equivalent of approximately $125,880 is included with contributions from minority interest in financing activities in the March 31, 2007 statement of cash flows.

JTY owns 80% of the interest of XD. XD's main business is drug development, transfer of technology and providing drug technology related services.

Since inception, most of our revenues historically have been derived from transfer of technology, however, more and more revenues are derived from product sales in recent years; this is consistent with our current strategy. We plan to shift more percentage of revenue to product sales by increasing our product sales in the future years.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007.

REVENUE

Revenues for the three months ended March 31, 2008 were $702,422, an increase of 49% from $470,959 for the same quarter of 2007. The main reason for the increase is due to BCT's marketing development, which generated increased sales compared to the same quarter last year.

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $40,484 and $145,071 in 2008 and 2007, respectively. The decrease was due to the stringent policies on new drug approval imposed in 2007 by the SFDA; which suspended new drug approval for a period in the latter half of 2007.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $8,384 and $0 in 2008 and 2007, respectively. The Increase was due to the services accepted by the customer in the current period were more than that of the same period in 2007.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $653,554 and $325,888 in 2008 and 2007, respectively. The main reason for the increase is that BCT put more effort into its marketing during this quarter, which resulted in an increase in sales..

GOVERNMENT GRANTS

Government Grants were $83,760 and $0 for the three months ended March in 2008 and 2007. Government grants are opportunistically granted and therefore will fluctuate widely from quarter to quarter.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

R&D expenses were $196,268, an increase of 64% from the $119,534 for the same quarter last year. This increase was due to the general inflation in China, which resulted in an increase in the costs of our research equipment and materials. The cost of the research projects vary in different stages. In this quarter, most projects are in the stages that incur higher costs compared to the same quarter last year.

GROSS PROFIT

Gross profit was $322,403, an increase of 21% from the $265,518 reported in the same period last year. The main reason for the increase is that the Company's sales increased 49% compared to the same quarter last year.

GROSS PROFIT PERCENTAGE

Gross profit percentage decreased from 56% in the first quarter of 2007 to 46% in the first quarter of 2008. The main reason is that we had less income from transfer of technology in this quarter compared to the same quarter last year. Although we realized an increase in the sale of goods compared to the same quarter last year, the gross profit percentage for the sale of goods is much smaller than it is from the transfer of technology. This brings down the overall gross profit percentage.

OPERATING EXPENSES

Operating expenses increased to $544,087 compared to $438,996 in the same period last year. The main reasons for the increase are:1) R&D expense increased $76,734 compared to same quarter last year and 2) general and administrative expense increased $31,354 compared to the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we have cash of $5,467,480. For the three months then ended, we used cash of $136,187 in our operating activities. The significant reasons for the used of cash are:

     1)   Loss from operations of $213,650;
     2)   a decrease in other accounts payable and accruals of $152,509;
     3) and purchasing raw material, paying salaries and other operating expenses.

During this quarter, the Company used $32,432 towards purchasing machinery, computers and transportation tools. We had no other material investing or financing activities.

We anticipate steady revenue growth over time, as drugs currently under development come to market. Additionally, we are also instituting procedures to create a more effective credit policy, and reduce our accounts receivable and shorten the aging of them. Additionally, the Company anticipates it will engage in certain merger and/or acquisition later in 2008 that may require substantial liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While our reporting currency is the U.S. dollar, 100% of our consolidated revenues and majority of consolidated costs and expenses are denominated in Renminbi ("RMB"), with the balance denominated in U.S. dollars. Substantially all of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any pending material legal proceeding.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

 10.8 Director and Chief Financial Officer Service Contract by and between the Company and Mr. Joseph J. Levinson, dated October 9, 2006. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on October 11, 2006.*

 10.9 Jilin Yicaotang Pharmaceutical Co., Ltd. Equity and Claim Transfer Agreement dated May 11, 2007 by and between Jilin Tian Yao Science and Technology Limited Company and Mr. Daojun Wang. Incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed with the SEC on May 18, 2007.*

 10.10 Stock Pledge Agreement dated May 11, 2007 by and between Mr. Daojun Wang and Jilin Tian Yao Science and Technology Limited Company. Incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the SEC on May 18, 2007.*

 31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)or 15d-14(a). **

 31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). **

 32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002. **

----------
*  Previously filed
** Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GLOBAL PHARMATECH, INC.


Date: May 14, 20087                 By: /s/ Lianqin Qu
                                       -----------------------------------------
                                    Name:  Lianqin Qu
                                    Title: President and Chief Executive Officer


Date: May 14, 2008                  By: /s/ Zongsheng Zhang
                                       -----------------------------------------
                                    Name:  Zongsheng Zhang
                                    Title: Chief Financial Officer