Form 10-Q
period 2008-06-30
Global Pharmatech, Inc.
filed 2008-08-14
CIK 1157300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 24, 2008: 23,614,085 shares of common stock, par value $0.0001 per share.

                             GLOBAL PHARMATECH, INC.
                                AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION ............................................   3

Item 1.  Financial Statements and Notes thereto ...........................   3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  13

Item 4.  Controls and Procedures ..........................................  13

PART II - OTHER INFORMATION ..............................................   14

Item 1.  Legal Proceedings ................................................  14

Item 1A. Risk Factors......................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......  19

Item 3.  Defaults Upon Senior Securities ..................................  19

Item 4.  Submission of Matters To a Vote of Security Holders ..............  19

Item 5.  Other Information ................................................  19

Item 6.  Exhibits .........................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    Global Pharmatech Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                        June 30,2008         December 31, 2007
                                                                        ------------         -----------------
                                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $  5,436,580           $  5,419,167
  Notes receivable                                                                --                 34,225
  Accounts receivable, net                                                 1,056,099              1,063,652
  Related party receivable                                                    64,570                 46,527
  Inventories                                                              1,028,072                858,025
  Other current assets                                                       553,448                657,654
                                                                        ------------           ------------
      Total Current Assets                                                 8,138,769              8,079,250
                                                                        ------------           ------------

PROPERTY, PLANT & EQUIPMENT, net                                           4,883,626              4,671,304
LAND LEASE, net                                                              437,684                415,816
CONSTRUCTION IN PROGRESS                                                          --                 37,385
INTANGIBLE ASSETS, net                                                       103,125                129,237
                                                                        ------------           ------------
                                                                           5,424,435              5,253,741
                                                                        ------------           ------------
      Total Assets                                                      $ 13,563,204           $ 13,332,992
                                                                        ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt                                     $  2,624,400           $  2,464,200
  Short-term borrowing                                                            --                273,800
  Accounts payable and accrued expenses                                      555,289                485,300
  Related party payable                                                       12,827                     --
  Advances from customers                                                    249,999                207,203
  Other payables and accruals                                                822,318                573,270
  Taxes Payable                                                               40,092                130,754
  Other current liabilities                                                   76,533                 57,264
                                                                        ------------           ------------
      Total Current Liabilities                                            4,381,458              4,191,791
                                                                        ------------           ------------

MINORITY INTEREST                                                          1,211,257              1,104,145
                                                                        ------------           ------------
STOCKHOLDERS' EQUITY
  Preferred stock par value $ 0.0001 per share, 5,000,000
   shares authorized, no shares issued and outstanding
  Common stock par value $ 0.0001 per share, 95,000,000
   shares authorized, 23,247,935 shares issued and outstanding                 2,325                  2,325
  Additional paid in capital                                              11,374,300             11,374,300
  Appropriated retained earnings                                             259,781                259,331
  Unappropriated retained earnings                                        (4,587,941)            (4,281,848)
  Accumulated other comprehensive income                                     937,024                697,948
  Subscription receivable                                                    (15,000)               (15,000)
                                                                        ------------           ------------
      Total Stockholders' Equity                                           7,970,489              8,037,056
                                                                        ------------           ------------
      Total Liabilities and Stockholders' Equity                        $ 13,563,204           $ 13,332,992
                                                                        ============           ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                    Global Pharmatech Inc. and Subsidiaries
                     Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 2008 and 2007

                                   (Unaudited)

                                                     Six Months Ended June 30,          Three Months Ended June 30,
                                                 -------------------------------      -------------------------------
                                                     2008               2007              2008               2007
                                                 ------------       ------------      ------------       ------------
REVENUE                                          $  1,430,617       $  1,070,198      $    728,195       $    599,239
COST OF REVENUE                                       573,161            366,704           193,142            161,263
                                                 ------------       ------------      ------------       ------------
GROSS PROFIT                                          857,456            703,494           535,053            437,976
                                                 ------------       ------------      ------------       ------------
OPERATING EXPENSES
  Advertising                                         (22,684)           (27,554)          (21,756)           (24,300)
  Research and development                           (394,734)          (385,387)         (198,466)          (265,853)
  Selling expenses                                    (36,784)           (77,968)          (15,034)           (55,547)
  General and administrative expenses                (646,723)          (641,276)         (321,582)          (347,489)
                                                 ------------       ------------      ------------       ------------
                                                   (1,100,925)        (1,132,185)         (556,838)          (693,189)
                                                 ------------       ------------      ------------       ------------
LOSS FROM OPERATIONS                                 (243,469)          (428,691)          (21,785)          (255,213)
                                                 ------------       ------------      ------------       ------------
OTHER INCOME (EXPENSES)
  Miscellaneous income (expenses)                      93,294             14,180                --             18,419
  Interest expense                                   (129,751)           (83,794)          (66,181)           (39,807)
                                                 ------------       ------------      ------------       ------------
                                                      (36,457)           (69,614)          (66,181)           (21,388)
                                                 ------------       ------------      ------------       ------------
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST       (279,926)          (498,305)          (87,966)          (276,601)

PROVISION FOR INCOME TAXES
  Current                                                  --                 --                --                 --
  Deferred                                                 --                 --                --                 --
                                                 ------------       ------------      ------------       ------------
LOSS BEFORE MINORITY INTEREST                        (279,926)          (498,305)          (87,966)          (276,601)
 MINORITY INTEREST                                    (26,167)           (12,959)           (3,477)            (8,621)
                                                 ------------       ------------      ------------       ------------
LOSS FROM CONTINUING OPERATIONS                      (306,093)          (511,264)          (91,443)          (285,222)
                                                 ------------       ------------      ------------       ------------
LOSS FROM DISCONTINUED OPERATIONS,                         --            (49,102)               --                 --
Loss on sale of JiLin Yi Cao Tang
 Pharmacy CO., Ltd. "YCT"                                  --           (804,600)               --           (804,600)
                                                 ------------       ------------      ------------       ------------

NET LOSS                                         $   (306,093)      $ (1,364,966)     $    (91,443)      $ (1,089,822)
                                                 ============       ============      ============       ============
BASIC NET LOSS PER SHARE
 CONTINUING OPERATIONS                           $      (0.01)      $      (0.02)     $      (0.00)      $      (0.01)
 DISCONTINUED OPERATIONS                                 0.00               0.04              0.00              (0.03)
                                                 ------------       ------------      ------------       ------------
                                                 $      (0.01)      $      (0.06)     $      (0.00)      $      (0.04)
                                                 ============       ============      ============       ============
DILUTED NET LOSS PER SHARE
 CONTINUING OPERATIONS                           $      (0.01)      $      (0.02)     $      (0.00)      $      (0.01)
 DISCONTINUED OPERATIONS                                 0.00              (0.04)             0.00              (0.03)
                                                 ------------       ------------      ------------       ------------
                                                 $      (0.01)      $      (0.06)     $      (0.00)      $      (0.04)
                                                 ============       ============      ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         23,247,935         23,247,935        23,247,935         23,247,935
                                                 ============       ============      ============       ============
Net Loss                                             (306,093)        (1,364,966)          (92,443)        (1,089,822)
Foreign Currency Translation Adjustment               239,076            164,755            89,565            169,497
                                                 ------------       ------------      ------------       ------------
Comprehensive Income                             $    (67,017)      $ (1,200,211)     $     (2,878)      $    920,325
                                                 ============       ============      ============       ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                    Global Pharmatech Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2008 and 2007

                                   (Unaudited)

                                                                           2008                  2007
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $  (306,093)          $(1,364,966)
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Minority interest                                                      26,167                12,959
     Depreciation                                                          205,457               162,309
     Amortization of land lease and intangible assets                       38,552                 4,589
     Loss from discontinued operations                                          --               853,702
  Changes in operating assets and liabilities
    Decrease (Increase) in operating assets:
      Accounts receivable                                                   74,529               (25,761)
      Related party receivable                                             (14,593)               23,772
      Notes receivable                                                      35,416                42,560
      Inventories                                                         (111,025)              (96,427)
      Prepaid expenses                                                      12,682                15,159
      Other current assets                                                 264,934                19,975
  Increase (Decrease) in operating liabilities:
      Accounts payable and accrued expenses                                 38,781               114,335
      Related party payable                                                 12,463                    --
      Advance from customers                                                28,493                27,307
      Other payables and accruals                                         (191,624)             (213,440)
      Taxes payable                                                        (96,350)                   --
      Other current liabilities                                             18,311               (49,989
                                                                       -----------           -----------
Net Cash Provided (Used) by Continuing Operating Activities                 36,100              (473,916)
Net Cash Provided (Used) by Discontinued Operating Activities                   --               (44,769)
                                                                       -----------           -----------
Net Cash Provided (Used) by Operating Activities                            36,100              (518,685)
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                 (77,999)             (114,457)
  Purchase of intangible                                                        --               (10,164)
  Construction in progress                                                      --               (26,050)
                                                                       -----------           -----------
Net Cash Used by Continuing Investing Activities                           (77,999)             (150,671)
Net Cash Used by Discontinued Investing Activities
 Including Proceeds from Sale of Subsidiary                                     --                50,504
                                                                       -----------           -----------
Net Cash Used by Investing Activities                                      (77,999)             (100,167)
                                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term borrowings                                     (283,330)             (259,115)
  Contributions from minority interest                                          --               124,553
                                                                       -----------           -----------
Net Cash Provided (Used) by Financing Activities                           283,330              (134,562)
Net Cash Provided (Used) by Discontinued Financing Activities                   --                59,990
                                                                       -----------           -----------
Net Cash Used by Financing Activities                                     (283,330)              (74,572)
                                                                       -----------           -----------
Effect of exchange rate changes on cash                                    342,642               135,805

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        17,413              (557,619)

CASH AND CASH EQUIVALENTS, beginning of period                           5,419,167             5,553,778
                                                                       -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                               $ 5,436,580           $ 4,996,159
                                                                       ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                        $   129,751           $    83,794
                                                                       ===========           ===========
  Income taxes paid                                                    $        --           $        --
                                                                       ===========           ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008

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

During the first quarter of 2007, JTY and Natural purchased 50% and 25%, respectively, of the equity interest in Jilin Biotech Co., Ltd ("BIO"), a Chinese company, for 3,000,000 Hong Kong dollars (approximately $385,000). The 25% owner of BIO invested 1,000,000 Hong Kong dollars. The US$ equivalent of approximately $125,000 is included with contributions from minority interest in financing activities in the June 30, 2007 statement of cash flows.

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

The Company has converted the receivable to present value using a 5% discount rate. The total discounted amount is $60,778, and this will be amortized over the life of payment schedule. As of June 30, 2008, the Company has established a reserve for bad debt for the full amount of this receivable because the amounts due are not being collected on time.

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

The accompanying unaudited consolidated financial statements as of June 30, 2008 and for the six and three months periods ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to small business issuers. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as reported in Form 10-KSB.

b. Inventory

Inventories are stated at the lower of cost or market. Substantially all inventory costs are determined using the first-in, first-out (FIFO) method. Certain inventory goods purchased are subject to spoilage within a short period of time while in possession of the Company. Inventory costs do not exceed net realizable value.

c. Revenue Recognition

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $306,922 and $252,584 for the six months ended June 30, 2008 and 2007, respectively. The contract revenues are $266,438 and $106,551 for the three months ended June 30, 2008 and 2007, respectively.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $8,510 and $33,341 for the six months ended June 30, 2008 and 2007, respectively. Such revenues are $126 and $33,341 for the three months ended June 30, 2008 and 2007, respectively.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $1,115,185 and $784,273 for the six months ended June 30, 2008 and 2007, respectively. The revenues earned are $461,631 and $459,347 for the three months ended June 30, 2008 and 2007, respectively.

Government grants are recognized as other income upon receipt. These revenues are $ 85,020 and $25,906 for the six months ended June 30, 2008 and 2007, respectively. These revenues are $0 and $25,906 for the three months ended June 30, 2008 and 2007, respectively. This revenue is included in Miscellaneous income (expense) on the statement of operations.

d. Foreign Currency Translation

The functional currency of Natural Pharmatech China and its subsidiaries is the Chinese Yuan (RMB) and their reporting currency is the US dollar. Natural Pharmatech China's consolidated balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred. The transaction gains and losses were immaterial for the periods ended June 30, 2008 and 2007.

The Chinese government imposes significant exchange restrictions on fund transfers out of China that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

e. Appropriated retained earnings

In accordance with Chinese regulations, the Company's Chinese subsidiaries must appropriate ten percent of their annual profits as computed under Chinese generally accepted accounting principles, which is reflected in the consolidated balance sheet as appropriated retained earnings and which, at June 30, 2008, had a balance of $259,781.

3. Inventory

Inventory is comprised of the following:

                                          June 30, 2008       December 31,2007
                                          -------------       ----------------
     Raw materials                         $  199,429            $  298,403
     Work in progress                      $  612,576            $  401,145
     Finished goods                        $  216,067            $  158,477
                                           ----------            ----------
     Total                                 $1,028,072            $  858,025
                                           ==========            ==========

4. Other Current  Assets

Other Current Assets is comprised of the following:

                                          June 30, 2008       December 31,2007
                                          -------------       ----------------
     Other Receivables
      and Prepayments, net                 $  553,448            $  645,399
     Prepaid Expenses                      $        0            $   12,255
                                           ----------            ----------
     Total                                 $  553,448            $  657,654
                                           ==========            ==========

5. Property and Equipment

Property and equipment is comprised of the following:

                                               June 30, 2008    December 31,2007
                                               -------------    ----------------
Office equipment                                $  168,277        $  157,622
Machinery and equipment                          2,626,734         2,451,611
Furniture and fixtures                               5,803             5,216
Computer equipment                                  66,001            58,612
Vehicles                                           187,945           151,830
Buildings and improvements                       1,761,050         1,579,340
Buildings pledged as security to creditor        2,173,140         2,040,486
                                                ----------        ----------
TOTAL AT COST                                    6,988,950         6,444,717
                                                ----------        ----------

     ACCUMULATED DEPRECIATION AND AMORTIZATION   2,105,324         1,773,414
                                                ----------        ----------
     NET                                        $4,883,626        $4,671,303
                                                ==========        ==========

Depreciation and amortization expense for each of the six months ended June 30, 2008 and 2007 was approximately $210,000 and $162,000, respectively.

Depreciation and amortization expense for each of the three months ended June 30, 2008 and 2007 was approximately $110,000 and $72,000, respectively.

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

The Company is still in the full-tax-exemption period for the Chinese subsidiaries which reported positive net income for the year ended December 31, 2007, and therefore no tax was due for the period. Pursuant to the new Enterprise Income Tax Law of PRC, the Company will enjoy a five-year transition period starting from January 1, 2008. In these 5 years, the Company will be taxed in the rate prescribed in the previous law, after the five-year transition period, the enterprise tax of 25% shall be applied to any enterprise.

7. Concentrations and Credit Risk

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

At June 30, 2008, the Company has a credit risk exposure of uninsured cash in banks of $5,436,580. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

For the six months ended June 30, 2008, one customer accounted for $145,800 (10.19%) of total sales.

For the six months ended June 30, 2007, two customers accounted for $191,347 (41%) of total sales as follows: Customer A at $126,755 (27%), and Customer B at $64,592 (14%).

8. Debt

The Company has one long-term loan from one financial institutions totaling approximately $2,624,400 at June 30, 2008 (2007: $2,464,200). The weighted average interest rate of this loan at June 30, 2008 was approximately 9.83% (2007: 9.13%). The loan is secured by Natural Pharmatech China's office building, and matures in one lump sum payment on November 15, 2008. As of June 30, 2008, the Company has no short-term borrowing.

                          Amounts Due

          2008            $2,624,400
                          ----------
          Total           $2,624,400
                          ==========

As of December 31, 2007, the Company has one short-term borrowing of $273,800 with an APR of 8.54%. The term of the borrowing is from June 2, 2007 to June 3, 2008, and the lender is Bank of Jilin, Tongguang Branch. As of June 30, 2008, the loan has been paid off.

Interest expense and related service charges were approximately $130,000 and $84,000 for the six months ended June 30, 2008 and 2007, respectively Interest expense and related service charges were approximately $66,000 and $40,000 for the three months ended June 30, 2008 and 2007, respectively.

9. Related Party Transactions

As of June 30, 2008, the Company has the following amounts due from and to related parties:

Advances Due From Related Parties

                                          June 30, 2008      December 31,2007
                                          -------------      ----------------
Stockholders
  Yun Peng Min                              $  7,332             $  5,460
  Ben Ji Wang                               $    422             $     --
  Dong Hai Zhang                            $  4,374             $  4,107
  Yu Ming Li                                $ 27,698             $ 36,960
  Quan Cheng Zhao                           $ 16,312             $     --
  Yu Qi Li                                  $  8,432             $     --
                                            --------             --------
Total                                       $ 64,570             $ 46,527
                                            ========             ========
Payable Due To Related Parties:

                                          June 30, 2008      December 31,2007
                                          -------------      ----------------
Stockholders
  Lian Zhen Xia                             $ 12,827             $     --
                                            --------             --------
Total                                       $ 12,827             $     --
                                            ========             ========

Dong Hai Zhang is employed by Natural Pharmatech China, and owns more than 5% of the Company's issued shares.

Yu Ming Li, Ben Ji Wang and Quan Cheng Zhao are the Company's senior managers; Lian Zhen Xia, Yun Peng Min and Yu Qi Li are shareholders of the Company.

These balances have no stated terms for repayment and are not interest bearing.

10. Other Current Liabilities

The account principally comprises salaries and benefits payable to employees.

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

During the first quarter of 2007, JTY and Natural purchased 50% and 25%, respectively, of the equity interest in BIO, a Chinese company, for 3,000,000 Hong Kong dollars (approximately $385,000). The 25% owner of BIO invested 1,000,000 Hong Kong dollars. The US$ equivalent of approximately $125,000 is included with contributions from minority interest in financing activities in the March 31, 2007 statement of cash flows.

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

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND JUNE 30, 2007.

REVENUE

Revenues for the six months ended June 30, 2008 were $1,430,617, an increase of 34% from $1,070,198 for the same period of 2007. The main reason for the increase is due to BCT's marketing development, which generated increased sales compared to the same period last year.

Contract revenues earned from the transfer of technology are recognized in accordance with contract terms. Such revenues are $306,922 and $252,584 in 2008 and 2007, respectively. The increase was due to the transfer of Naotongning technology, which generated revenue of $145,800, whereas there were no such transfer in the same period in 2007.

Revenue derived from experiments, research and related ancillary services is recognized when the customer accepts the service. Such revenues are $8,510 and $33,341 in 2008 and 2007, respectively. The decrease was due to the services accepted by the customers in the current period were less than that of the same period in 2007.

Revenue from goods sold is recognized when title has passed to the purchaser, which generally is at the time of delivery. The revenues earned are $1,115,185 and $784,273 in 2008 and 2007, respectively. The main reason for the increase is that BCT put more effort into its marketing during 2008, which resulted in an increase in sales.

GOVERNMENT GRANTS

Government Grants were $85,020 and $25,906 for the six months ended June 30 in 2008 and 2007. Government grants are opportunistically granted and therefore will fluctuate widely from quarter to quarter.

RESEARCH AND DEVELOPMENT ("R&D") EXPENSES

R&D expenses were $394,734 for 2008, an increase of 2.5% from the $385,387 for last year. This increase was due to the general inflation in China, which resulted in an increase in the costs of our research equipment and materials.

GROSS PROFIT

Gross profit for 2008 was $857,456, an increase of 22% from the $703,494 reported in the same period last year. The main reason for the increase is that the Company's sales increased 34% compared to the same quarter last year.

GROSS PROFIT PERCENTAGE

Gross profit percentage decreased from 66% in the first half of 2007 to 60% in the first half of 2008. The main reason is that we had less income from transfer of technology in the first half of 2008 compared to the same period last year. Although we realized an increase in the sale of goods compared to the same period last year, the gross profit percentage for the sale of goods is much smaller than it is from the transfer of technology. This brings down the overall gross profit percentage.

OPERATING EXPENSES

Operating expenses decreased to $1,100,925 for 2008 compared to $1,132,185 in the same period last year. The main reasons for the decrease are:1) selling expense decreased $41,184 as a result of a change in selling strategy by BIO and
2) advertising decreased $4,870 .

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we have cash of $5,436,580. For the six months then ended, we provided cash of $36,099 in our operating activities. The significant reasons for the provision of cash are:

     1) net loss of $306,093, including no use of cash for the depreciation allowance of $205,457;
     2)   a decrease in notes receivable of $35,416;
     3)   a decrease in other current assets (other receivables and prepayment, net) of $264,934;
     4)   a decrease in other payables and accruals of $191,624.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

WE MAY NOT BE GUARANTEED OF A CONTINUANCE TO RECEIVE THE PREFERENTIAL TAX TREATMENT WE CURRENTLY ENJOY UNDER PRC LAW, AND DIVIDENDS PAID TO US FROM OUR OPERATIONS IN CHINA MAY BECOME SUBJECT TO INCOME TAX UNDER PRC LAW. The PRC government promulgated on March 16, 2007 the new Enterprise Income Tax Law that was effective as of January 1, 2008. Pursuant to the new law, the enterprise income tax of 25% shall be apply to any enterprise. Although we were approved by the local tax authority to be exempted from the enterprise income tax for two years beginning with the first profitable year and be entitled to a reduced income tax rate, we do not know whether such new law may change the preferential treatment that was granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit.

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

ITEM 6. EXHIBITS

(a) Exhibits

 Exhibit
  Number                            Description
  ------                            -----------

   31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)or 15d-14(a). **

   31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a). **

   32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

----------
** Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GLOBAL PHARMATECH, INC.


Date: August 14, 2008               By: /s/ Lianqin Qu
                                       -----------------------------------------
                                    Name:  Lianqin Qu
                                    Title: President and Chief Executive Officer


Date: August 14, 2008               By: /s/ Zongsheng Zhang
                                       -----------------------------------------
                                    Name:  Zongsheng Zhang
                                    Title: Chief Financial Officer